Form 10-K
period 2015-04-30
OMNIVISION TECHNOLOGIES INC
filed 2015-06-29
CIK 1106851

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2015
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of October 31, 2014, the last business day of the Registrant's most recently completed second fiscal quarter, there were 57,661,991 shares of the Registrant's common stock outstanding, and the aggregate market value of such shares held by non-affiliates (based upon the closing sale price of such shares on the NASDAQ Global Market on October 31, 2014) was approximately $1.544 billion. Shares of the Registrant's common stock held by the Registrant's executive officers and directors and by each entity that owns five percent or more of the Registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of June 22, 2015, 58,449,548 shares of common stock of the Registrant were outstanding, exclusive of 20,599,187 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

          The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for the 2015 Annual Meeting of Stockholders.

OMNIVISION TECHNOLOGIES, INC.

INDEX TO

ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED APRIL 30, 2015

PART I

ITEM 1.    BUSINESS

        The following information should be read in conjunction with our audited consolidated financial statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. Forward-looking statements generally include words such as "anticipates," "believes," "expects," "intends," "may," "outlook," "plans," "seeks," "will" and words of similar import as well as the negative of those terms. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. All forward-looking statements included in this Annual Report on Form 10-K, including, but not limited to, statements regarding our proposed acquisition by the Consortium, our projected results of operations for future reporting periods, the continuing shift of our sales towards our OmniBSI-2 and the increase in the shipment of units for PureCel devices, the extent of future sales through original equipment manufacturers, or OEMs, and distributors, future growth trends and opportunities in certain markets, the capabilities of new products, our expectations regarding our customers' future actions, the timing of the production of our products, the continuing capabilities of our production system, the increasing competition in our industry, the effect of supply constraints, the ability of our suppliers to cost effectively expand to meet supply needs, the continued importance of the mobile phone market to our business, our expectations regarding market preferences with respect to image sensor technologies, the continued concentration of manufacturers in the mobile phone market, the further expansion of the smartphone segment within the mobile phone market, anticipated future sales trends in China, India or other non-U.S. jurisdictions and our ability to benefit from such sales trends, continued price competition and the consequent reduction in the average selling prices of our products, anticipated benefits of our joint ventures and alliances, the ability of our new products to mitigate declines in our average selling prices, the development of our business and manufacturing capacity, future expenses we expect to incur, our future investments, our future working capital requirements, the effect of a change in foreign currency exchange and market interest rates, the geographic distribution of our sales and end users of our products, the continued improvement of general global and domestic economic conditions, our ability to improve our inventory turnover and to generate positive cash flow, the effects of adjustments to our tax positions and the sufficiency of our available cash, cash equivalents and short-term investments are based on current expectations and are subject to important factors that could cause actual results to differ materially from those projected in the forward-looking statements. Such important factors include, but are not limited to, those set forth in Part I under the caption "Item 1A. Risk Factors," beginning on page 19 of this Annual Report and elsewhere in this Annual Report and in other documents we file with the U.S. Securities and Exchange Commission, or SEC. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

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

  Proposed Acquisition by Hua Capital Management, CITIC Capital and GoldStone Investment

        On April 30, 2015, we entered into a definitive agreement, or Merger Agreement, to be acquired by a consortium composed of Hua Capital Management Co., Ltd., or Hua Capital Management, CITIC Capital Holdings Limited, or CITIC Capital, and GoldStone Investment Co., Ltd., or GoldStone Investment, or collectively, the Consortium. Under the terms of the Merger Agreement, OmniVision stockholders will receive $29.75 per share in cash, or a total of approximately $1.9 billion. The agreement was unanimously approved by our Board of Directors. The transaction, which is expected to close in the third or fourth quarter of fiscal 2016, is subject to approval by OmniVision stockholders, regulatory approvals, including antitrust review in the U.S. and the People's Republic of China, review and clearance by the Committee on Foreign Investment in the U.S., clearance or approval under applicable Taiwan law, and other customary closing conditions.

        During the year ended April 30, 2015, we incurred approximately $6.1 million of transaction related costs, which was recorded as part of selling, general and administrative expenses in our Consolidated Statements of Income.

  Current Economic Environment

        We operate in a challenging economic environment that has undergone significant changes in technology and in patterns of global trade. We remain a leader in the development and marketing of image sensing devices based on the CMOS fabrication process and have benefited from the growing market demand for and acceptance of this technology.

        A significant amount of our revenues is derived from markets outside of the United States, in particular from the Asian markets. These markets are extremely competitive and we continue to see entrance of new competitors. Due to our reliance on sales in these markets, a slowdown in demand in these markets could have an adverse effect on our financial results. For example, in the third quarter of fiscal 2015, demand for our products slowed down in the China market, possibly attributable to the competitive environment faced by our customers and a protracted upgrade cycle for the local wireless infrastructure. This demand slowdown in the region had negatively impacted our revenues. Given our long-term relationships and established ecosystem in China, we believe that demand for our products in the region will resume. Indeed, for the first quarter of fiscal 2016, business seems to be recovering. However, due to our limited visibility and the intense competition in the market, we expect that volatility in the China market, as well as other Asian markets, will continue, at least in the near future.

        In the past, we have experienced fluctuations in our financial results due in part to changing macroeconomic conditions. As macroeconomic conditions have improved, our sales have generally also tended to improve and when macroeconomic uncertainties have returned, our sales have generally tended to be negatively impacted, although that has not always been the case. For example, in fiscal 2014, macroeconomic conditions appeared to continue to improve, and our annual sales increased slightly when compared to fiscal 2013. However, for the second half of fiscal 2014, we actually experienced a decline in sales when compared to the similar period in fiscal 2013. Given the continuing uncertainties in the current economic environment and the volatility in our business, we remain cautious and we expect our customers to be cautious as well, which could affect our future results.

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

        The overwhelming majority of our sales depend on decisions by the engineering designers for manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular image sensor requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to produce and deliver reliable products in large quantities and in a timely manner is a key competitive differentiator. Since our inception, we have shipped more than 5.7 billion image sensors, including approximately 872 million in fiscal 2015. We believe that these quantities demonstrate the capabilities of our production system, including our sources of offshore fabrication.

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

        Since our customers' end-user customers market and sell their products worldwide, our revenues by geographic location are not necessarily indicative of the geographic distribution of end-user sales, but rather indicate where the products and/or their components are manufactured or sourced. The revenues we report by geography are based on the country or region in which our customers issue their purchase orders to us. Recently, our sales mix for products that are used in devices made by end-user customers located in the China market has increased. We anticipate that this market will continue to be a substantial source of our future revenues. In addition, we expect that the India market will become a more significant source of future revenues for us over the next few years.

        Many of the products using our image sensors, such as mobile phones, entertainment applications such as tablets and wearable devices, notebooks and webcams, and DSCs are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. In addition, since a very large number of the manufacturers who use our products are located in China and Taiwan, the pattern of demand for our image sensors has been increasingly influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close. Consequently, demand for our image sensors has historically been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. However, due to macroeconomic uncertainties and changes in our end-user customer demands in the past several years, the seasonal cycle of our business has been less predictable. For example, in fiscal 2014, we experienced a decline in sales of products that were used in mobile phones made by end-user customers located in North America, which was partially offset by an increase in the sale of products that were used in mobile phones made by end-user customers located in China. This change in end-user demand mix altered our quarterly sales pattern in fiscal 2014. Then, in the third quarter of fiscal 2015, when demand for our products slowed down in the China market, our quarterly sales pattern was altered again. Given the current economic environment and continued changes in our end-user demands, we remain cautious toward our near-term business prospects and the return of the historical seasonal cycle of our business. While we believe that the market opportunities represented by mobile phones and entertainment applications such as tablets and wearable devices remain very large, the opportunities presented could be deferred because of the uncertainty surrounding the sustainability of the current global economic recovery.

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

        In common with many other semiconductor products and as a response to competitive pressures, the average selling prices, or ASPs, of image-sensor products have declined steadily since their introduction, and we expect ASPs to continue to decline in the future, especially if sales of mobile phones that use our products continue to shift from those made by end-user customers located in North America to those made by end-user customers located in Asia where we continue to experience strong pricing pressure. Some of this ASP decline may be offset by the adoption of some of our newer and higher resolution products such as our CameraCubeChip products, which carry a higher ASP because of the added value from the attachment of wafer-level optics to our image sensors. Depending on the adoption rate and unit volume, we believe these products could help to mitigate the rate of ASP decline. In order to maintain or grow our revenues, we need to increase the number of units we sell by a large enough amount to offset the effect of declining ASPs.

        Separately, in order to maintain our gross margins, we and our suppliers must work continuously to lower our manufacturing costs and increase our production yields. In fiscal 2013, we requested our suppliers to invest in additional equipment in connection with the production of our OmniBSI-2™ products. Such investment resulted in higher product costs for these products. Because we experienced increased sales of our OmniBSI-2 products since fiscal 2013, and expect these products to continue to constitute a significant percentage of our total sales in fiscal 2016, we anticipate that our gross margins will remain at lower levels than we have experienced historically, before our introduction of OmniBSI-2. Partially offsetting this is our recent introduction of our PureCel products, which products have higher gross margins than our OmniBSI-2 products and whose shipping volumes have continued to increase. If we are unable to spread the added cost of our OmniBSI-2 products over larger unit sales, successfully negotiate lower prices for these products with our suppliers, or increase sales of higher gross margin products such as our PureCel products, our gross margin may continue to stay at these lower levels for future periods as well. In addition, if we are unable to timely develop and introduce new products that can take advantage of smaller process geometries or new products that incorporate more advanced technology and include more advanced features that can be sold at higher ASPs, our gross margin may decline.

        Having the ability to forecast customer demand correctly and to prepare the appropriate level of inventory to meet this demand is also important in the semiconductor industry. At times, the semiconductor industry may experience supply constraints, and if we were unable to manage our products appropriately to meet our customers' product demands, our relations with our customers and their end-user customers may be harmed and we may be unable to achieve future sales growth, which could result in our revenues, gross margins and other financial results being materially and adversely affected. Conversely, an excess in inventory supply can also adversely affect our performance. For example, during the second quarter of fiscal 2012, certain of our key customers unexpectedly cut back their orders. In addition to reducing our unit sales of our OmniBSI™ and OmniPixel3-HS™ based products and adversely affecting our revenues for the second and third quarters of fiscal 2012, the cutback also resulted in our inventories at the end of the second and third quarters of fiscal 2012 being higher than we intended them to be. During the fourth quarter of fiscal 2012 and during fiscal 2013, we also increased significantly our OmniBSI-2 inventories as we prepared for anticipated increases in the sales of these products. However, since customer demand can be volatile, we may be unable to sell inventories that were built in excess of demand, or we may have to sell at lower prices to eliminate excess inventories. Under such circumstances, we may be required to record significant provisions for excess and obsolete inventories. This could materially and adversely affect our results of operations and financial condition. We expect the business environment to remain volatile in fiscal 2016, especially in the consumer-oriented product markets, which could continue to affect our ability to accurately forecast customer demand.

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

  Technology and Product Lines

        CameraChip image sensors

        All traditionally designed CMOS image sensors capture light on the front side of the chip, so the photo-sensitive portion has to share the surface of the image sensor with the metal wiring of the transistors in the imaging pixel and the metal wiring acts to limit the amount of image light that reaches the photo-sensitive portion of the image sensor. This type of pixel architecture is referred to as the front side illumination, or FSI, architecture. Our FSI products that are currently in production are based primarily on the OmniPixel3-HS pixel architecture, which we introduced in February 2008. In April 2014, we introduced a new FSI pixel architecture, the OmniPixel3-GS™, which is a global shutter pixel architecture capable of capturing smear-free images.

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

        Since 2008, we have continued to refine our BSI technology. In February 2010, we announced our OmniBSI-2 architecture which represents our second-generation BSI technology and enables us to design imaging pixels as small as 1.1 µm in dimension. In January 2012, we introduced new image sensors based on OmniBSI+™, our improved 1.4 µm OmniBSI architecture.

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

        CameraCubeChip Technology

        In February 2009, we announced the introduction of our CameraCubeChip technology. This is a three-dimensional, reflowable, total camera solution that combines the full functionality of our CameraChip image sensors and wafer-level optics in one compact, small-footprint package. Our CameraCubeChip devices can be soldered directly to printed circuit boards, with no socket or insertion requirements. We believe our CameraCubeChip solution can streamline the mobile phone manufacturing process, thus resulting in lower cost and faster time-to-market for our customers. Currently the market for CameraCubeChip devices is still nascent, but going forward we see significant opportunities in the mobile phones and entertainment applications, such as tablets and wearable devices.

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

Products

        Our main products, CameraChip image-sensing devices, are used to capture images electronically and are used in a number of consumer and commercial mass-market applications. Our image-sensor products have a variety of features, including:

Product Features

CMOS CameraChip image sensors	Color or black and white
Illumination Technique	Front side illumination or back side illumination
Resolutions	CIF (352 × 288 pixels) to 23-megapixels (5,632 × 4,224 pixels)
Output signal	Analog and digital
Operating voltage	5 volt to 1.2 volt
Optical lens/array size	1/18 to 1/2.3 inch formats

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

  New Products

        In May 2014, we introduced the OV5670, our first 5-megapixel PureCel image sensor with 1.12-µm pixels. The 1/5-inch OV5670 is designed for both front- and rear-facing camera applications in smartphones and tablets. It is capable of capturing full resolution 5-megapixel images at 30 frames per second, or FPS, quad high definition, or HD, video at 30 FPS, cropped 1080p HD at 60 FPS, or 720p HD at 60 FPS.

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

        In September 2014, we introduced the OVM6211 CameraCubeChip, a CameraCubeChip imaging device based on our OmniPixel-3GS global shutter pixel architecture. The OVM6211 is capable of capturing 400 × 400 video at 120 FPS, and has an ultra-low power mode for machine and computer vision applications.

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

        In October 2014, we introduced two additional sensors designed specifically for automotive applications, the 1.3-megapixel OV10642 and the WVGA OV10625. These OmniHDR™ automotive high dynamic range sensors use a special red-clear filter that is required for many forward-looking automotive applications. The 1/2.6-inch OV10642 supports an active array of 1280 × 1080 pixels and the 1/3.2-inch OV10625 supports an active array of 752 × 548 pixels.

        In October 2014, lastly, we introduced the OV9750, a 1/3-inch image sensor based on our 3.75-µm OmniPixel3-HS pixel technology. The OV9750 is designed for the security market and can capture both visible and near-infrared video in HD format. It is capable of operating in a 1280 × 960 resolution at 60 FPS with 10-bit output, or at 45 FPS with 12-bit output.

        In November 2014, we introduced the OV23850 and OV21840, a family of PureCel-S image sensors designed for premium smartphones, with resolutions of 23.8 megapixels and 21.4 megapixels, respectively. The OV23850 and OV21840 PureCel-S sensors leverage our stacked-die technology, which separates the imaging array from the image sensor processing pipeline into a stacked-die structure. This enables additional sensor functionalities, such as phase detection autofocus, two-dimensional contrast fast autofocus and HDR video, while maintaining a small footprint. The 1/2.3-inch OV23850 supports an active array of 5632 × 4224 pixels, operating at 24 FPS. The 1/2.4-inch OV21840 supports an active array of 5344 × 4016 pixels, operating at 27 FPS. Both the OV23850 and OV21840 are also capable of recording quad HD video at 30 FPS in HDR mode, 720p HD video at 120 FPS, and 1080p HD video at 90 FPS.

        In March 2015, we introduced the OV16880, our first image sensor with 1-µm pixels. The 1/3-inch OV16880 is a 16-megapixel PureCel-S image sensor with advanced features such as phase detection autofocus and fast contrast autofocus. It also uses buried color filter array technology to reduce pixel crosstalk and improve signal-to-noise ratio performance. The OV16880 is capable of capturing 16-megapixel images at 30 FPS, 4K video at 30 FPS, 1080p video at 90 FPS, and 720p video at 120 FPS.

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

        In June 2011, we entered into an agreement with VisEra to acquire from VisEra its CameraCubeChip production operations. We introduced the CameraCubeChip imaging devices near the end of fiscal 2009, and we had been outsourcing the production to VisEra. With the acquisition, we enhanced our CameraCubeChip production capabilities. See Note 5—"Long-Term Investments," and Note 16—"Related Party Transactions" to our consolidated financial statements.

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

  Market Opportunity

        Demand for CMOS image sensors for use in mobile phones continued to account for a substantial portion of our revenue in fiscal 2015. Other applications and markets that we are currently serving or that are developing include embedded applications for entertainment devices such as tablets and wearable devices, notebooks and webcams, security and surveillance, DSCs, and automotive and medical applications. As device manufacturers become increasingly aware of the numerous advantages associated with single chip CMOS image sensor solutions, such as high image quality, accelerated time to market, efficient design and manufacturability, smaller size, lower power consumption and reduced cost, we believe these markets offer significant additional opportunities for mass-market applications for CMOS image sensors.

Customers

        We sell directly to OEMs and VARs and indirectly through distributors. OEMs include branded camera device manufacturers and contract manufacturers. Often times, contract manufacturers and distributors serve multiple end-user customers in the consumer device markets, and end-user customers also engage multiple contract manufacturers and distributors. During fiscal 2015, we shipped approximately 872 million image sensors, an increase of 1.3% from approximately 861 million image sensors in fiscal 2014.

        In fiscal 2015, we derived approximately 75.3% of our revenues from sales to OEMs and VARs and approximately 24.7% of our revenues from sales through distributors. The two OEM customers that accounted for 10% or more of our revenues in fiscal 2015 were Foxconn Technology Group and Ningbo Sunny Opotech Co., Ltd., which accounted for approximately 13.8% and 11.5% of our revenues, respectively. The one distributor that accounted for 10% or more of our revenues in fiscal 2015 was World Peace Industrial Group, which accounted for approximately 13.3% of our revenues. No other OEM, VAR or distributor accounted for 10.0% or more of our fiscal 2015 revenues.

Sales and Marketing

        We sell our products through a direct sales force and indirectly through distributors. As of April 30, 2015, our sales and marketing organization had a total of 218 full-time employees. We also had 13 independent distributors, 11 of which are located outside the United States.

        Sales outside of the United States represented approximately 99.7%, 99.7% and 99.1% of our revenues in fiscal 2013, 2014 and 2015, respectively. We expect that sales outside of the United States will continue to account for a very large proportion of our revenues. We use distributors outside the United States principally to facilitate the logistics of the transactions in question and provide credit to end-user customers. These distributors also assume responsibility for collections, product returns and customer support. In addition to our standard product marketing, we also participate in tradeshows and other industry events to promote our imaging solutions.

Research and Development

        We have designed the internal structure of our CMOS CameraChip and CameraCubeChip image sensors in a modular fashion. The major functions, such as image capture, image sensor control logic, color processing, analog output, digital output and programming control, are stand-alone circuits that we can rapidly modify for use in new product developments. We design circuit improvements so that we can transfer them readily to other CameraChip image sensor products to help reduce total development time and cost for new products. Our CameraCubeChip imaging devices also include integrated wafer-level optics. We developed our wafer-level optical technology with scalability and manufacturability in mind, enabling us to introduce a larger portfolio of CameraCubeChip products in the future. As of April 30, 2015, we had a total of 756 full-time employees engaged in research and development. Research, development and related expenses for fiscal 2013, 2014 and 2015 were approximately $113.2 million, $119.2 million and $135.6 million, respectively.

Intellectual Property

        Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We rely on a combination of patents, copyrights, trademarks and trade secrets, as well as nondisclosure agreements and other methods, to protect various aspects of our CameraChip and CameraCubeChip image sensors. As of April 30, 2015, we have been issued 746 United States patents which expire between October 2015 and April 2034. We have also received 1,242 foreign patents which expire between April 2016 and September 2033. As of April 30, 2015, we have 249 additional United States patent applications pending, of which 10 have been allowed, and we have 898 foreign patent applications pending, of which 40 have been allowed.

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

Manufacturing

  Wafer Fabrication

        Our semiconductor products are fabricated using standard CMOS processes, which permit us to engage independent wafer foundries to manufacture our semiconductors. We primarily outsource our wafer manufacturing for image sensors to TSMC. We also outsource to PTC, Huali and XMC.

  Color Filter Application

        The majority of our fiscal 2015 image sensor sales were color image sensors, which, in addition to a micro-lens, require a color filter to be applied to the wafer before packaging. The color filter application uses a series of masks to place red, green and blue dyes on the individual pixels in an industry-standard Bayer pattern. In the final step, a micro lens is applied to each pixel. We outsource these manufacturing steps primarily to VisEra.

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

Competition

        We operate in an industry characterized by intense competition, rapid technological changes, evolving industry standards, declining ASPs and rapid product obsolescence. Our competition comes both from CMOS and CCD image sensor manufacturers:

  •
  CMOS Image Sensor Manufacturers.  Image sensor manufacturers using CMOS technology include a number of well established companies such as ON Semiconductor, Samsung, Sharp, Sony, STMicroelectronics and Toshiba.

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

Backlog

        Sales are generally made pursuant to standard purchase orders. Our backlog includes only accepted customer orders with assigned shipment dates within the upcoming 12 months. As of April 30, 2014 and 2015, our backlog was approximately $343.2 million and $271.4 million, respectively. The decrease in our backlog reflects, in part, a decrease in product demand. Our current backlog is subject to cancellation or changes in delivery schedules, and may not necessarily be an indication of future revenue.

Employees

        As of April 30, 2015, we had a total of 2,176 full-time employees, 458 located in the United States, and 1,718 in China, Germany, India, Japan, Norway, Singapore, South Korea, Taiwan and the United Kingdom. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel. None of our employees is represented by a collective bargaining agreement, and we have never experienced any material work stoppage. We believe that our employee relations are good.

Financial Information About Geographic Areas

        Our long-lived assets, including our property, plant and equipment, net, long-term investments, land-use rights and other long-term assets are located in the following countries as of the dates indicated (in thousands):

	April 30,
	2013	2014	2015
China	$139,482	$162,207	$154,573
Taiwan	137,359	126,820	157,722
United States	50,903	50,552	47,785
All other	811	623	706

Total	$328,555	$340,202	$360,786

        For additional information about revenues and long-lived assets by geographic region/country, see Note 14—"Segment and Geographic Information" in Part II, Item 8 of this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Form 10-K. For a discussion about the risks associated with our foreign operations, see "Risk Factors" in Part I, Item 1A of this Form 10-K.

Executive Officers of the Registrant

        The following persons are our executive officers as of the filing date of this report:

Name	Age	Position
Shaw Hong	77	Chief Executive Officer and Director
Raymond Wu	60	President
Anson Chan	46	Vice President of Finance and Chief Financial Officer
Y. Vicky Chou	52	Senior Vice President of Global Management and General Counsel
Ray Cisneros	52	Senior Vice President of Worldwide Sales and Sales Operations
John Li	47	Vice President of System Technologies
Howard Rhodes	66	Chief Technical Officer
Henry Yang	50	Chief Operating Officer and Director
Zille Hasnain	60	Vice President of Quality and Reliability

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

Risks Related to Our Pending Acquisition

  Our pending acquisition is subject to various uncertainties, including closing conditions that are outside of our control, and there can be no assurances as to whether and when it may be completed.

        On April 30, 2015, we entered into a Merger Agreement with entities that were formed on behalf of affiliates of the Consortium pursuant to which the Consortium will acquire us. The consummation of the merger is subject to customary closing conditions and a number of the conditions are not within our control, and may prevent, delay or otherwise materially adversely affect the completion of the transaction. These conditions include, among other things:

  •
  the adoption of the Merger Agreement by the requisite affirmative vote of our stockholders;

  •
  the receipt of applicable approvals from regulatory bodies in the United States and the People's Republic of China;

  •
  the absence of any legal restraints or prohibitions on the consummation of the merger; and

  •
  our divestiture of certain of our investments in Taiwan.

        In addition, it is possible that a change, event, fact, effect or circumstance could occur that could lead to a material adverse effect to us, which may give the Consortium the ability to not complete the merger. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise.

        The Merger Agreement may also be terminated under specified circumstances, including by the Consortium if, among other things, an alternative proposal to acquire us is publicly commenced by a third party and we have not taken certain actions within a specified period of time.

        If the merger does not receive, or timely receive, the required regulatory approvals and clearance, or if the Merger Agreement is terminated or another event occurs delaying or preventing the merger, such delay or failure to complete the merger may cause uncertainty or other negative consequences that may materially and adversely affect our sales, financial performance and operating results, and the price per share for our common stock and perceived acquisition value.

        Additionally, if the merger is not completed for any reason, to the extent that the current market price of our common stock reflects an increase resulting from a market assumption that the transaction will be completed, the market price of our common stock may decline by the value attributed to this assumption, or could decline even more. Furthermore, we will be required to pay certain costs relating to the merger, whether or not it is completed, such as significant fees and expenses relating to legal, accounting and other services. In addition, we could be subject to litigation related to any failure to complete the merger. If the merger is not completed, these risks may materially and adversely affect our stock price, operating results and ongoing business.

  Our obligation to pay a termination fee to the Consortium under certain circumstances could require us to use available cash that would have otherwise been available for general corporate purposes and may discourage other companies from trying to acquire us.

        If the Merger Agreement is terminated, in certain circumstances, we would be required to pay the Consortium a termination fee of $28.0 million, which may require us to use available cash that would have otherwise been available for general corporate purposes. Furthermore, until the merger is completed or the Merger Agreement is terminated, with limited exceptions, we are prohibited from entering into or soliciting any acquisition proposals, and these provisions coupled with a potential termination fee, if any, could discourage other companies from trying to acquire us for a higher price. For these and other reasons, a failed merger could materially and adversely affect our business, operating results or financial condition, which in turn would materially and adversely affect our business or financial condition, the price per share of our common stock or our perceived acquisition value.

  While the merger is pending, we are subject to business uncertainties and contractual restrictions that could materially adversely affect our business relationships with our customers, vendors, suppliers and other third parties.

        The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the merger, generally requiring us to conduct our business in the regular and ordinary course, consistent with past practice and policies, and subjecting us to a variety of specified limitations absent the Consortium's prior written consent. We may find that these and other contractual arrangements in the Merger Agreement may delay or prevent us from or limit our ability to respond effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management and board of directors think they may be advisable. The pendency of the merger may also divert management's attention and our resources from ongoing business and operations. Our employees, customers, vendors and suppliers may have uncertainties about the effects of the merger. In connection with the pending merger, it is possible that our business relationships with our customers, vendors, suppliers and others may be subject to disruption as these parties may elect to delay or defer certain business decisions, including purchase or design-win decisions, or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the merger. If any of these effects were to occur, it could materially and adversely impact our business, operating results and financial condition, as well as the market price of our common stock and our perceived acquisition value, regardless of whether the merger is completed. The adverse effect of any such disruptions could be exacerbated by a delay in the completion of the acquisition for any reason, including delays associated with obtaining regulatory approvals, or termination of the merger agreement. In addition, whether or not the merger is completed, while it is pending we will continue to incur costs, fees, expenses and charges related to the proposed merger, which may materially and adversely affect our business results and financial condition.

  We may have difficulty motivating and retaining executives and other key employees due to the pending acquisition.

        Current and prospective employees may experience uncertainty about their future roles with us following completion of the merger, which may materially adversely affect our ability to attract and retain key employees and have an adverse effect on us while the acquisition is pending. This uncertainty may impair our ability to retain and motivate key personnel in the months leading up to the completion of the acquisition. If key employees depart because of this uncertainty or other issues related to the merger, we may incur significant costs in identifying, hiring, and retaining replacements for departing employees, which could have a material adverse effect on our business, operating results, and financial condition.

  If the proposed acquisition is not completed, we will have incurred substantial costs that may adversely affect our operating results and financial condition as well as the market price of our common stock.

        If the merger is not completed, the price of our common stock may decline to the extent that such market price reflects a market assumption that the merger will be completed. In addition, we have incurred and will incur substantial costs in connection with the proposed merger. These costs are primarily associated with the fees of our financial advisors, accountants, and legal counsel and will be payable regardless of whether the merger is completed. In addition, as part of preparing for the closing of the merger, we have taken actions necessary to divest certain of our investments in Taiwan. If the merger is not completed, we may not be able to unwind these actions or the divestiture of such investments.

        We have also diverted significant management resources in an effort to complete the merger. If the acquisition is not completed, we will have received little or no benefit in respect of such costs incurred. Furthermore, if the merger is not completed, we may experience negative reactions from the financial markets and our vendors, suppliers, customers, customer prospects, and employees. Any of these factors could have an adverse effect on our business, operating results, and financial condition or on the trading price of our common stock.

  In connection with the Merger Agreement, a number of lawsuits have been filed against us challenging the merger, and an unfavorable judgment or ruling in one or more of these lawsuits could prevent or delay the consummation of the merger, result in substantial costs, or have an adverse effect on our business, financial condition and operating results.

        Beginning on May 4, 2015, a number of putative class action lawsuits have been filed in the Superior Court of the State of California, County of Santa Clara. In general, the lawsuits assert that, among other things, the members of our board of directors breached their fiduciary duties to stockholders by initiating a process that undervalues our company, by agreeing to a transaction that does not adequately reflect our true value, and that we and the Consortium aided and abetted the board of directors' alleged breaches of fiduciary duties. The lawsuits generally seek to enjoin the merger as contemplated by the Merger Agreement, or, alternatively, seek rescission of a consummated merger. No trial date has been set. We currently are unable to predict the outcome of this action and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

        Litigation is inherently uncertain, and there can be no assurances that the defense of these stockholder lawsuits will be successful. In addition, we have obligations, under certain circumstances, to hold harmless and indemnify each of the defendant directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and our bylaws and certificate of incorporation. Such obligations may apply to these lawsuits. An unfavorable outcome in these lawsuits could prevent or delay the consummation of the merger, result in substantial costs to us, or have an adverse effect on our business, financial condition and operating results.

Risks Related to Our Business

  For the majority of our revenues, we depend on a few key customers and, the loss of one or more of our key customers, or their key end-user customers, could significantly reduce our revenues.

        A relatively small number of OEMs, VARs and distributors account for a significant portion of our revenues. Some of these OEMs and VARs are major producers of mobile phones, including smartphones, for some of the largest companies in the mobile phone industry and may rely upon one or more key end-user customers for a significant portion of their revenue. Any material delay, alteration, cancellation or reduction of purchase orders from or change in the purchasing patterns of one or more of our major customers or distributors, or their key end-user customers, could result in our failure to achieve our revenue forecast for a particular period. For example, in our second quarter of fiscal 2012, we experienced an unexpected cutback in orders from certain of our key customers. This reduced the unit sales of our OmniBSI and OmniPixel3-HS based products and adversely affected our revenue for that quarter.

        If we are unable to retain one or more of our largest OEM, VAR or distributor customers, if we are unable to maintain our current level of revenues from one or more of these significant customers, if our OEM, VAR or distributor customers are unable to retain one or more of their key end-user customers, or if we are unable to attract new customers to replace the revenue lost from such customers, our business and results of operation would be impaired, and our stock price could decrease, potentially significantly. Such a delay, alteration, cancellation or reduction of purchase orders, a change in purchasing patterns or our inability to retain a key customer or several of our smaller customers could be caused by, among other things, failure to meet our customers', including their key end-user customers', demand for our products or to timely develop and introduce new products that meet the needs of our customers, including their key end-user customers, and that are efficiently and successfully integrated into their products. In addition, on April 30, 2015, we entered into a definitive agreement to be acquired by the Consortium. This pending transaction may create uncertainty for our current and potential customers, which could cause them to terminate, or not to renew or enter into, agreements with us.

        In fiscal 2014 and 2015, approximately 55.1% and 53.0%, respectively, of our revenues came from sales to our top five customers. In addition, in fiscal 2015, two OEM customers accounted for approximately 25.3% of our revenues, and one distributor customer accounted for approximately 13.3% of our revenues. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and to attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors, including their ability to retain their key end-user customers and attract new customers.

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

        Sales outside of the United States accounted for a significant portion of our revenues for fiscal 2014 and 2015. In addition, since the third quarter of fiscal 2014, we experienced a decline in sales of products that were used in mobile phones made by end-user customers located in North America, which was partially offset by an increase in the sale of products that were used in mobile phones made by end-user customers located in China. We anticipate that sales outside of the United States, in particular in China and the emerging market in India, will account for a substantial portion of our revenues in future periods. We continue to invest resources in China and India in anticipation of continued revenues from these markets. Dependence on sales to foreign customers, in particular in China and India, involves certain risks, including:

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

        Sales of our products have to date been denominated principally in U.S. dollars. Over the last several years, the value of the U.S. dollar has fluctuated when compared with other currencies. Future increases in the value of the U.S. dollar, if any, would increase the price of our products in the currency of the countries in which our customers are located. This may result in our customers seeking lower-priced suppliers, which could adversely impact our operating results. If a larger portion of our international revenues were to be denominated in foreign currencies in the future, we would be subject to increased risks associated with fluctuations in foreign currency exchange rates.

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

        A key component of our future success is the continued development of new and innovative products and technologies. These new products and technologies are often times very complex and may require additional equipment and resources to develop and manufacture. In addition, for these new products, we may initially experience lower production yields than our other more established products. These new products and technologies also often have a higher cost structure than our existing products and technologies because we must devote more time and effort to developing the products and technologies and our suppliers and manufacturers may incur additional costs by acquiring new equipment or components in order to meet our design specification and capacity requirements. As our product mix shifts to include a higher volume of these new products and technologies, our gross margins may be lower than in comparable historical periods. For example, our OmniBSI-2 products have very different production requirements when compared to our previous generation products and we had to request our suppliers to install new equipment and tooling, which increased the production costs for these new products. Because we experienced increased sales of our OmniBSI-2 products since fiscal 2013, and expect these products to continue to constitute a significant percentage of our total sales in fiscal 2016, we anticipate that our gross margins will remain at lower levels than we have experienced historically, before our introduction of OmniBSI-2. If we are unable to sufficiently increase our ASPs to offset these higher production costs, increase our yields or lower the costs associated with the development and manufacture of these new products and technologies, our gross margins could continue to be negatively affected.

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

        Sales to the mobile phone market, including smartphones, account for a large portion of our revenues. Although we can only estimate the percentages of our products that are used in the mobile phone market due to the significant number of our image-sensor products that are sold to module makers or through distributors and VARs, we believe that the mobile phone market accounted for approximately 61% and 68% of our revenues in fiscal 2014 and 2015, respectively. We expect that revenues from sales of our image-sensor products to the mobile phone market will continue to account for a significant portion of our revenues during fiscal 2016 and beyond. Any factors adversely affecting the demand for our image sensors in this market could cause our business to suffer and adversely affect our financial condition, operating results and cash flows. The digital image-sensor market for mobile phones is extremely competitive, and we expect to face increased competition in this market in the future. In addition, we continue to believe the market for mobile phones is also relatively concentrated and the top five producers account for approximately 50% of the annual unit sales of these products. If we do not continue to achieve design wins with key mobile phone manufacturers or if we experience a cutback in orders from our key customers, such as the cutback we experienced in our second quarter of fiscal 2012, our market share or revenues could decrease. The mobile phone image-sensor market is also subject to rapid technological change. In order to compete successfully in this market, we will have to correctly forecast customer demand for technological improvements and be able to deliver such products on a timely basis at competitive prices. If we fail to correctly forecast customer demand in our target markets and timely deliver products at competitive prices, our results of operations, business and prospects would be materially and adversely affected. In addition, current domestic and global economic conditions could negatively affect the mobile phone market if consumers and/or businesses defer purchases in response to tighter credit, negative financial news, and/or decreased corporate or consumer spending.

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

        Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments; however, we manufacture products and build inventory based on our estimates of customer demand. Accordingly, we must rely on multiple assumptions to forecast customer demand. Various external factors that are outside of our control can make it difficult to accurately make such forecasts. For example, the domestic and global economic conditions that have existed since fiscal 2009 have made it extremely challenging to accurately predict customer demand, which has demonstrated increased volatility. There is no guarantee that customer demand will increase or will remain at current levels. If customer demand continues to be volatile, historical models for predicting customer demand may no longer be reliable. In addition, our customers may cancel or defer orders at any time by mutual written consent. If we overestimate customer demand, we may manufacture products that we may be unable to sell, or we may have to sell at lower prices. For example, we experienced unexpected cutbacks in orders from certain of our key customers, and as a result our inventories at the end of the second and third quarters of fiscal 2012 were higher than we intended them to be. Under such circumstances, we may be required to record significant provisions for excess and obsolete inventories. This could materially and adversely affect our results of operations and financial condition. We need to accurately predict customer demand because we must often place noncancelable orders with our manufacturers to have products manufactured before we receive firm purchase orders from our customers. Conversely, if we underestimate customer demand, we may be unable to manufacture sufficient products quickly enough to meet actual demand, which could damage our reputation, impair our relationships with our customers, cause us to lose one or more customers and impair our ability to grow our business. In preparation for new product introductions, we gradually ramp down production of established products. With our 12-14 week production cycle, it is extremely difficult to predict precisely how many units of established products we will need. It is also difficult to accurately predict the speed of the ramp of our new products and the impact on inventory levels presented by the shorter life cycles of end-user customers' products. The shorter product life cycle is a result of an increase in competition and the growth of various consumer-product applications for image sensors. Under these circumstances, it is possible that we could underestimate market demand, suffer from shortages of certain products, and face the risk of being unable to fulfill customer orders.

        We also face the risk of excess inventory and product obsolescence if we overestimate market demand for our products and build inventories in excess of demand, especially if our customer demand were to become volatile. We may be unable to sell inventories that were built in excess of demand, or we may have to sell at lower prices to eliminate excess inventories. Under such circumstances, we may be required to record significant provisions for excess and obsolete inventories. This could materially and adversely affect our results of operations and financial condition. We expect the business environment to remain volatile in fiscal 2016, especially in the consumer-oriented product markets, which can continue to affect our ability to accurately forecast customer demand. Our ability to accurately forecast sales is also a critical factor in our ability to meet analyst expectations for our quarterly and annual operating results. Any failure to meet these expectations would likely lead to a substantial decline in our stock price.

  Our future success depends on the timely development, introduction, marketing and selling of new products, which we might not be able to achieve.

        Our failure to successfully develop new products that achieve market acceptance in a timely fashion and that can be efficiently and successfully integrated with our customers', including their key end-user customers', products could adversely affect our ability to grow our business and improve our operating results. The development, introduction and market acceptance of new products is critical to our ability to sustain and grow our business. Any failure to successfully develop, introduce, market and sell new products could materially adversely affect our business and operating results. The development of new products is highly complex, and we have experienced delays in completing the development and introduction of new products. For example, during the first half of fiscal 2012, we experienced an unanticipated extension in the product development cycle of our OV8830 product. This delayed the production ramp up of this new sensor. By the end of our second quarter of fiscal 2012, we only shipped this product in very limited quantities, which had an adverse effect on our revenues. From time to time, we have also encountered unexpected manufacturing problems as we increase the production of new products. Consumers continue to expect the sophistication of image sensors in consumer products to increase, and the number of consumer products that use image sensors has continued to grow. This results in a requirement for us to continue to build and develop image sensors with advanced technologies that can be used in a variety of consumer products. As our products integrate new and more advanced technologies and functions, they become more complex and increasingly difficult to design, debug and produce. Successful product development and introduction depends on a number of factors, including:

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

        The current global economic conditions could materially affect our foundries and cause them to be unable to provide necessary services to us. In addition, the pending acquisition by the Consortium may create uncertainty for our foundries, which could cause them to terminate, or not to renew or enter into, agreements with us, or to otherwise change the way in which they have historically provided services to us. If TSMC, PTC, or any of our other foundries were unable to continue manufacturing our wafers in the required quantities, at acceptable quality, yields and costs, or in a timely manner, we would have to identify and qualify substitute foundries, which would be time consuming and difficult, and could increase our costs or result in unforeseen manufacturing problems. In addition, if competition for foundry capacity increases, we may be required to pay increased amounts for manufacturing services. We are also exposed to additional risks if we transfer our production of semiconductors from one foundry to another, as such transfer could interrupt our manufacturing process. Further, some of our foundries may also develop their own image-sensor products and we would have to identify and qualify other sources for these products.

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

        Since the latter part of fiscal 2009, we have experienced fluctuations in our financial results due in part to changing macroeconomic conditions. As macroeconomic conditions have improved, our sales have also generally tended to improve and when macroeconomic uncertainties have returned, our sales have generally tended to be negatively impacted, although that has not always been the case. For example, in fiscal 2014, macroeconomic conditions appeared to continue to improve, and our annual sales increased slightly when compared to fiscal 2013. However, for the second half of fiscal 2014, we actually experienced a decline in sales when compared to the similar period in fiscal 2013. Given the continuing uncertainties in current economic environment and the volatility in our business, we remain cautious and we expect our customers to be cautious as well, which could affect our future results. If the economic recovery slows down or even dissipates, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

        All of these factors are difficult to forecast and could result in fluctuations in our quarterly operating results. Our operating results in any given quarter could be substantially less than anticipated, and, if we fail to meet market analysts' expectations, a substantial decline in our stock price could result. Fluctuations in our quarterly operating results could adversely affect the price of our common stock in a manner unrelated to our long-term operating performance.

  Litigation regarding intellectual property could divert management attention, be costly to defend and prevent us from using or selling the challenged technology.

        In recent years, there has been significant litigation in the United States involving intellectual property rights, including the semiconductor industry. We have in the past been, currently are and may in the future be, subject to legal proceedings and claims with respect to our intellectual property, including such matters as trade secrets, patents, product liabilities and other actions arising out of the normal course of business. These claims may increase as our intellectual property portfolio becomes larger and/or more valuable. Intellectual property claims against us, and any resulting lawsuit, may cause us to incur significant expenses, subject us to liability for damages and invalidate our proprietary rights. Any potential intellectual property litigation against us would likely be time-consuming and expensive to resolve and would divert management's time and attention and could also force us to take actions such as:

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

  Our use of derivative financial instruments to reduce interest rate risk may result in added volatility in our quarterly operating results

        We do not hold or issue derivative financial instruments for trading purposes. However, we do utilize derivative financial instruments to reduce interest rate risk. We have a variable rate mortgage loan that totaled $23.1 million as of April 30, 2015. To manage the related interest rate risk, we entered into an interest rate swap agreement, effectively converting our mortgage loan into a fixed rate loan. Under generally accepted accounting principles, the fair values of the swap contract, which will either be amounts receivable from or payable to counterparties, are reflected as either assets or liabilities on our Consolidated Balance Sheets. We record its fair value change in our Consolidated Statements of Income, in "Other income, net." The associated impact on our quarterly operating results is directly related to changes in prevailing interest rates. If interest rates increase, we would have a non-cash gain on the swap, and vice versa. Consequently, this swap contract will introduce volatility to our operating results.

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

        We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our intangible assets or long-term investments have been impaired. Any such charge would adversely impact our results of operations. As of April 30, 2015, our goodwill totaled approximately $10.2 million, our intangible assets totaled approximately $52.3 million and our long-term investments totaled approximately $192.0 million.

  If we need additional capital in the future, it may not be available to us on favorable terms, or at all.

        Our cash, cash equivalents and short-term investments, in total, has increased in fiscal 2015 primarily from cash provided by operating activities. Although we currently expect our available cash, cash equivalents and short-term investments, together with cash we anticipate generating from operating activities, will be sufficient to satisfy our capital requirements over approximately the next twelve months and foreseeable future, if we are unable to sell our inventories or collect on our accounts receivable as anticipated, we may be required to raise additional capital through equity or debt financing. Such additional financing may not be available on acceptable terms, or at all, and could have a material adverse effect on our business, financial condition, operating results and cash flows. If we raise additional funds through issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

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

        We are subject to corporate governance laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act and the Dodd-Frank Act of 2010 that impose certain requirements on us and on our officers, directors, attorneys and independent registered public accounting firm. In order to comply with these rules, we added internal resources and have utilized additional outside legal, accounting and advisory services, which increased our operating expenses. We expect to incur ongoing operating expenses as we maintain compliance with Section 404. In addition, if we undergo significant modifications to our structure through personnel or system changes, acquisitions, or otherwise, it may be increasingly difficult to maintain compliance with the existing and evolving corporate governance regulations.

  We hold a significant amount of marketable securities which are subject to general market risks over which we have no control.

        As of April 30, 2015, we held cash and cash equivalents totaling $318.9 million, and short-term investments totaling $205.3 million. These assets are managed on our behalf by unrelated third parties in accordance with a cash management policy that has been approved by our board of directors and restricts our investments to a maximum maturity of 18 months and to investment-grade instruments. As of April 30, 2015, we did not hold any illiquid investments and we have not realized any losses. In the past, uncertainties in global capital markets associated with a repricing of risk had caused disruptions in the orderly function of markets which are ordinarily characterized by virtually unlimited liquidity. If we were to make a future investment in certain illiquid securities that are dependent on the orderly functioning of the capital markets, and if we were required to liquidate these types of securities at short notice, such liquidation could result in losses of principal, which would have a negative impact on our results of operations and cash flows.

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

        In fiscal 2013, we obtained a partial tax holiday from the Singapore Economic Development Board, an agency of the Government of Singapore. This partial tax holiday allows for reduced rates of Singapore income tax on certain classes of income generated from our business operations in Singapore from September 1, 2012 through August 31, 2022. As a result, we anticipate that a significant portion of the income we earn in Singapore during this period will be taxed at the reduced rates of Singapore income tax. For fiscal 2015, the effect of the Singapore partial tax holiday, in the aggregate, was increasing the overall benefit from income taxes from what it otherwise would have been by $25.0 million, thus increasing diluted net income per share by $0.42.

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

        During fiscal 2014 and fiscal 2015, approximately 18.8% and 24.7%, respectively, of our revenues came from sales through distributors. We expect that revenues from sales through distributors will vary from year to year, but will continue to represent a significant proportion of our total revenues. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:

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

        Our success also depends on our ability to identify, attract and retain qualified sales, marketing, finance, management and technical personnel. We have experienced, and may continue to experience, difficulty in hiring and retaining candidates with appropriate qualifications. The pending acquisition by the Consortium may create uncertainty for our employees, which could adversely affect our ability to retain key employees and hire new talents. If we do not succeed in hiring and retaining candidates with appropriate qualifications, our revenues, operations and product development efforts could be harmed.

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

        The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002 through June 22, 2015, the closing sales price of our common stock has ranged from a high of $36.42 per share to a low of $1.18 per share. The closing sales price of our common stock on June 22, 2015 was $26.67 per share. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as the outcome of the pending acquisition by the Consortium, and general economic, market or political conditions, including the current global economic situation, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

  •
  developments with respect to the pending acquisition by the Consortium;

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

        Claim construction briefing has been submitted, but there is no claim construction hearing currently scheduled. On September 30, 2014, the court granted TSMC's motion for summary judgment of noninfringement based on extraterritoriality issues. On March 2, 2015, the court granted our motion for summary judgment of noninfringement of our non-U.S. sales. The court's summary judgment motion addresses most of Ziptronix's infringement claims asserted in the case and we expect to vigorously defend ourselves against Ziptronix's remaining allegations of infringement. We are currently unable to predict the ultimate outcome of this case and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

  Securities Litigation

        On October 26, 2011, the first of several putative class action complaints was filed in the United States District Court for the Northern District of California against us and three of our executives, one of whom is a director. All of the complaints alleged that the defendants violated the federal securities laws by making misleading statements or omissions regarding our business and financial results, in particular regarding the use of our imaging sensors in Apple Inc.'s iPhone. These actions have been consolidated as In re OmniVision Technologies, Inc. Litigation, Case No. 11-CV-5235 (RMW) (the "Securities Case"). On April 23, 2012, plaintiffs filed a consolidated complaint on behalf of a purported class of purchasers of our common stock between August 27, 2010 and November 6, 2011, seeking unspecified damages. On March 29, 2013, the court denied the defendants' motion to dismiss. On December 30, 2014, the parties entered into a stipulation and agreement of settlement to resolve the litigation, which was then submitted to the court for preliminary approval. The stipulation and agreement of settlement provides for a payment of $12.5 million to the plaintiff class, which is funded solely by our insurance carriers. We also entered into a mutual release agreement with one of our insurance carriers. In March 2015, the court entered an order granting preliminary approval of the settlement and ordering notice to the putative plaintiff class. On June 5, 2015, the court granted final approval of the settlement and entered a final judgment and order dismissing the action.

        As of April 30, 2015, prior to the court granting final approval of the settlement, we reported on our Consolidated Balance Sheet $12.5 million as Recoverable insurance proceeds within Total current assets, and $12.5 million as Litigation settlement accrual within Total current liabilities.

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

  Raytheon Company v. Sony Corporation, OmniVision Technologies, Inc., and Apple, Inc.

        On March 6, 2015, Raytheon Company ("Raytheon") filed a complaint alleging patent infringement against us in the District Court for the Eastern District of Texas. The case is entitled Raytheon Co. v. Sony Corp. et al., Case No. 2:15-CV-00342-JRG-RSP. In its complaint, Raytheon asserts that we have made, used, offered to sell, sold and/or imported into the United States image sensors that infringe U.S. Patent No. 5,591,678 (the "'678 Patent"). The complaint seeks unspecified monetary damages, interest, fees, expenses, costs and other equitable relief against us. We answered the complaint on May 1, 2015 and denied each of Raytheon's infringement claims against us. In addition, the '678 Patent expired in January 2014. We are currently unable to predict the ultimate outcome of this case and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

  Merger Litigation

        In connection with the Merger Agreement and the transactions contemplated thereby, a number of putative class action lawsuits have been filed in the Superior Court of the State of California, County of Santa Clara. The actions filed Pope v. OmniVision Technologies, Inc., et al., No. 15-CV-280161 (filed May 4, 2015); Francisco v. Xiaoying, et al., No. 15-CV-280270 (filed May 6, 2015); Agee v. OmniVision Technologies, Inc., No. 15-CV-280311 (filed May 7, 2015); Levine v. OmniVision Technologies, Inc., No. 15-CV-280344 (filed May 7, 2015); O'Donnell v. OmniVision Technologies, Inc., No. 15-CV-280411 (filed May 8, 2015); Smith v. Hong, et al., No. 15-CV-280863 (filed May 19, 2015); and Nido v. OmniVision Technologies, Inc., No. 15-CV-281031 (filed May 22, 2015). In general, the various complaints assert that, among other things, the members of the Board of Directors breached their fiduciary duties to OmniVision's stockholders by engaging in a process that was not designed to, and did not, maximize the stockholders' value, and that OmniVision and the proposed acquiring entities aided and abetted the Board of Directors' alleged breaches of fiduciary duties. The complaints generally seek to enjoin the merger, rescission of the merger to the extent it is implemented, or alternatively, rescissionary damages. On June 2, 2015, the actions were consolidated under the caption In re OmniVision Technologies, Inc. Shareholder Litigation, No. 15-CV-280161. On June 8, 2015, a consolidated amended complaint was filed. The amended complaint adds allegations that the Board of Directors breached their fiduciary duties by issuing a false and misleading preliminary proxy statement. The amended complaint also adds allegations that J.P. Morgan aided and abetted the directors' alleged breaches of fiduciary duty. We currently are unable to predict the outcome of this action and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

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

	High	Low
Fiscal 2015:
First quarter	$24.04	$18.68
Second quarter	28.29	22.79
Third quarter	28.91	25.18
Fourth quarter	27.90	25.19
Fiscal 2014:
First quarter	$20.22	$13.05
Second quarter	18.41	13.75
Third quarter	17.20	13.75
Fourth quarter	19.91	14.22

        On June 22, 2015, the reported last sale price of our common stock on the NASDAQ Global Market was $26.67 per share. As of June 22, 2015, there were 39 holders of record of our common stock. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. We estimate that the number of beneficial stockholders of the shares of our common stock as of June 22, 2015 was approximately 15,000.

Dividend Policy

        We have never declared or paid cash dividends on our capital stock. We currently expect to retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the next 12 months.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        We did not repurchase any shares of our common stock in the fourth quarter of fiscal 2015.

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

        The following is a line graph comparing the cumulative total return to stockholders of our common stock at April 30, 2015 since April 30, 2010, to the cumulative total return over such period of (i) The NASDAQ Composite Index and (ii) the S&P Semiconductors Index.

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among OmniVision Technologies, Inc., the NASDAQ Composite Index
and the S&P Semiconductors Index

    *$100 invested on 4/30/10 in stock or index, including reinvestment of dividends. Fiscal year ending April 30.

	4/10	4/11	4/12	4/13	4/14	4/15
OmniVision Technologies, Inc.	100.00	191.31	104.91	76.38	111.23	158.88
NASDAQ Composite	100.00	118.14	127.98	143.35	179.99	216.80
S&P Semiconductors	100.00	117.61	121.94	118.70	148.60	184.37

*
Assumes that $100.00 was invested on April 30, 2010 in our common stock and in the NASDAQ Composite Index and the S&P Semiconductor Index, and that all dividends were reinvested. No dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes appearing in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

        The consolidated statements of income data for the years ended April 30, 2013, 2014, and 2015 and the consolidated balance sheet data as of April 30, 2014 and 2015 are derived from our audited consolidated financial statements appearing in Item 8 of this Form 10-K. The consolidated statements of income data for the years ended April 30, 2011 and 2012, and the consolidated balance sheet data as of April 30, 2011, 2012, and 2013, are derived from our audited consolidated financial statements that are not included in this Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended April 30,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Consolidated Statements of Income data:
Revenues	$1,378,775	$1,453,929	$1,407,929	$897,730	$956,476
Cost of revenues	1,075,326	1,178,207	1,163,815	649,719	678,459

Gross profit	303,449	275,722	244,114	248,011	278,017

Operating expenses:
Research, development and related	135,575	119,248	113,194	110,730	88,519
Selling, general and administrative	82,462	73,292	72,958	63,883	62,817
Amortization of acquired patent portfolio	9,286	9,286	9,286	9,286	774

Total operating expenses	227,323	201,826	195,438	183,899	152,110

Income from operations	76,126	73,896	48,676	64,112	125,907
Benefit from acquisition of production operations from VisEra(1)	—	3,057	—	8,626	—
Equity in earnings of investee	4,270	4,009	3,832	3,066	2,836
Interest expense, net	(1,523)	(2,029)	(2,700)	(2,106)	(1,150)
Other income (expense), net(2)	3,024	25,996	356	(1,050)	1,114

Income before income taxes	81,897	104,929	50,164	72,648	128,707
Provision for (benefit from) income taxes	(11,493)	9,932	7,262	6,799	4,225

Net income	$93,390	$94,997	$42,902	$65,849	$124,482

Net income per share:
Basic	$1.62	$1.71	$0.80	$1.16	$2.25

Diluted	$1.57	$1.70	$0.80	$1.13	$2.11

Shares used in computing net income per share:
Basic	57,563	55,537	53,529	56,666	55,324

Diluted	59,516	56,043	53,671	58,233	59,106

	April 30,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet data:
Cash and cash equivalents	$318,892	$297,952	$190,171	$290,492	$379,379
Working capital	842,923	700,029	574,476	533,241	582,052
Total assets	1,468,396	1,323,075	1,227,014	1,102,957	1,034,158
Total current liabilities	201,569	205,872	250,701	209,524	148,919
Long-term income taxes payable(3)	55,150	86,498	90,777	88,159	87,526
Non-current portion of long-term debt	24,999	32,030	35,709	39,337	41,916
Retained earnings	691,873	598,483	503,486	460,584	394,735
Total stockholders' equity	$1,162,780	$986,857	$845,209	$760,879	$751,325

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

(3)
In May 2014, we adopted the accounting guidance regarding the presentation of certain unrecognized tax benefits in the financial statements. Under the guidance, a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed.

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

  Proposed Acquisition by Hua Capital Management, CITIC Capital and GoldStone Investment

        On April 30, 2015, we entered into a Merger Agreement to be acquired by a consortium composed of Hua Capital Management, CITIC Capital, and GoldStone Investment. Under the terms of the Merger Agreement, OmniVision stockholders will receive $29.75 per share in cash, or a total of approximately $1.9 billion. The agreement was unanimously approved by our Board of Directors. The transaction, which is expected to close in the third or fourth quarter of fiscal 2016, is subject to approval by OmniVision stockholders, regulatory approvals, including antitrust review in the U.S. and the People's Republic of China, review and clearance by the Committee on Foreign Investment in the U.S., clearance or approval under applicable Taiwan law, and other customary closing conditions.

        During the year ended April 30, 2015, we incurred approximately $6.1 million of transaction related costs, which was recorded as part of selling, general and administrative expenses in our Consolidated Statements of Income.

  Current Economic Environment

        We operate in a challenging economic environment that has undergone significant changes in technology and in patterns of global trade. We remain a leader in the development and marketing of image sensing devices based on the CMOS fabrication process and have benefited from the growing market demand for and acceptance of this technology.

        A significant amount of our revenues is derived from markets outside of the United States, in particular from the Asian markets. These markets are extremely competitive and we continue to see entrance of new competitors. Due to our reliance on sales in these markets, a slowdown in demand in these markets could have an adverse effect on our financial results. For example, in the third quarter of fiscal 2015, demand for our products slowed down in the China market, possibly attributable to the competitive environment faced by our customers and a protracted upgrade cycle for the local wireless infrastructure. This demand slowdown in the region had negatively impacted our revenues. Given our long-term relationships and established ecosystem in China, we believe that demand for our products in the region will resume. Indeed, for the first quarter of fiscal 2016, business seems to be recovering.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

However, due to our limited visibility and the intense competition in the market, we expect that volatility in the China market, as well as other Asian markets, will continue, at least in the near future.

        In the past, we have experienced fluctuations in our financial results due in part to changing macroeconomic conditions. As macroeconomic conditions have improved, our sales have generally also tended to improve and when macroeconomic uncertainties have returned, our sales have generally tended to be negatively impacted, although that has not always been the case. For example, in fiscal 2014, macroeconomic conditions appeared to continue to improve, and our annual sales increased slightly when compared to fiscal 2013. However, for the second half of fiscal 2014, we actually experienced a decline in sales when compared to the similar period in fiscal 2013. Given the continuing uncertainties in the current economic environment and the volatility in our business, we remain cautious and we expect our customers to be cautious as well, which could affect our future results.

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

        The overwhelming majority of our sales depend on decisions by the engineering designers for manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular image sensor requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to produce and deliver reliable products in large quantities and in a timely manner is a key competitive differentiator. Since our inception, we have shipped more than 5.7 billion image sensors, including approximately 872 million in fiscal 2015. We believe that these quantities demonstrate the capabilities of our production system, including our sources of offshore fabrication.

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

        To increase and enhance our production capabilities, we work closely with TSMC, our principal wafer supplier and one of the largest wafer fabrication companies in the world, to increase, as necessary, the number of its fabrication facilities at which our products can be produced. In addition,

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

we outsource some of our wafer fabrication needs to PTC. Since the first quarter of fiscal 2015, we have also started to ship products that were fabricated by Huali and XMC. Huali and XMC are the newest additions to our list of qualified wafer fabrication suppliers. Our investments in VisEra and two other key back-end packaging suppliers are part of a broad strategy to ensure that we have sufficient back-end capacity for the processing of our image sensors. To enhance our CameraCubeChip production capabilities, we acquired from VisEra in October 2011 its CameraCubeChip production and assembly operations, which we had previously outsourced to them.

        We currently perform the final testing of our packaged products at our own facility in China. As necessary, we will make further investments to expand our testing and production capacity, as well as our overall capability to design additional custom products for our customers.

        Since our customers' end-user customers market and sell their products worldwide, our revenues by geographic location are not necessarily indicative of the geographic distribution of end-user sales, but rather indicate where the products and/or their components are manufactured or sourced. The revenues we report by geography are based on the country or region in which our customers issue their purchase orders to us. Recently, our sales mix for products that are used in devices made by end-user customers located in the China market has increased. We anticipate that this market will continue to be a substantial source of our future revenues. In addition, we expect that the India market will become a more significant source of future revenues for us over the next few years.

        Many of the products using our image sensors, such as mobile phones, entertainment applications such as tablets and wearable devices, notebooks and webcams, and DSCs are consumer electronics goods. These mass-market camera devices generally have seasonal cycles which historically have caused the sales of our customers to fluctuate quarter-to-quarter. In addition, since a very large number of the manufacturers who use our products are located in China and Taiwan, the pattern of demand for our image sensors has been increasingly influenced by the timing of the extended lunar or Chinese New Year holiday, a period in which the factories which use our image sensors generally close. Consequently, demand for our image sensors has historically been stronger in the second and third quarters of our fiscal year and weaker in the first and fourth quarters of our fiscal year. However, due to macroeconomic uncertainties and changes in our end-user customer demands in the past several years, the seasonal cycle of our business has been less predictable. For example, in fiscal 2014, we experienced a decline in sales of products that were used in mobile phones made by end-user customers located in North America, which was partially offset by an increase in the sale of products that were used in mobile phones made by end-user customers located in China. This change in end-user demand mix altered our quarterly sales pattern in fiscal 2014. Then, in the third quarter of fiscal 2015, when demand for our products slowed down in the China market, our quarterly sales pattern was altered again. Given the current economic environment and continued changes in our end-user demands, we remain cautious toward our near-term business prospects and the return of the historical seasonal cycle of our business. While we believe that the market opportunities represented by mobile phones and entertainment applications such as tablets and wearable devices remain very large, the opportunities presented could be deferred because of the uncertainty surrounding the sustainability of the current global economic recovery.

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

        In common with many other semiconductor products and as a response to competitive pressures, the ASPs of image-sensor products have declined steadily since their introduction, and we expect ASPs to continue to decline in the future, especially if sales of mobile phones that use our products continue to shift from those made by end-user customers located in North America to those made by end-user customers located in Asia where we continue to experience strong pricing pressure. Some of this ASP decline may be offset by the adoption of some of our newer and higher resolution products such as our CameraCubeChip products, which carry a higher ASP because of the added value from the attachment of wafer-level optics to our image sensors. Depending on the adoption rate and unit volume, we believe these products could help to mitigate the rate of ASP decline. In order to maintain or grow our revenues, we need to increase the number of units we sell by a large enough amount to offset the effect of declining ASPs.

        Separately, in order to maintain our gross margins, we and our suppliers must work continuously to lower our manufacturing costs and increase our production yields. In fiscal 2013, we requested our suppliers to invest in additional equipment in connection with the production of our OmniBSI-2 products. Such investment resulted in higher product costs for these products. Because we experienced increased sales of our OmniBSI-2 products since fiscal 2013, and expect these products to continue to constitute a significant percentage of our total sales in fiscal 2016, we anticipate that our gross margins will remain at lower levels than we have experienced historically, before our introduction of OmniBSI-2. Partially offsetting this is our recent introduction of our PureCel products, which products have higher gross margins than our OmniBSI-2 products and whose shipping volumes have continued to increase. If we are unable to spread the added cost of our OmniBSI-2 products over larger unit sales, successfully negotiate lower prices for these products with our suppliers, or increase sales of higher gross margin products, such as our PureCel products, our gross margin may continue to stay at

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

these lower levels for future periods as well. In addition, if we are unable to timely develop and introduce new products that can take advantage of smaller process geometries or new products that incorporate more advanced technology and include more advanced features that can be sold at higher ASPs, our gross margin may decline.

        Having the ability to forecast customer demand correctly and to prepare the appropriate level of inventory to meet this demand is also important in the semiconductor industry. At times, the semiconductor industry may experience supply constraints, and if we were unable to manage our products appropriately to meet our customers' product demands, our relations with our customers and their end-user customers may be harmed and we may be unable to achieve future sales growth, which could result in our revenues, gross margins and other financial results being materially and adversely affected. Conversely, an excess in inventory supply can also adversely affect our performance. For example, during the second quarter of fiscal 2012, certain of our key customers unexpectedly cut back their orders. In addition to reducing our unit sales of our OmniBSI and OmniPixel3-HS based products and adversely affecting our revenues for the second and third quarters of fiscal 2012, the cutback also resulted in our inventories at the end of the second and third quarters of fiscal 2012 being higher than we intended them to be. During the fourth quarter of fiscal 2012 and during fiscal 2013, we also increased significantly our OmniBSI-2 inventories as we prepared for anticipated increases in the sales of these products. However, since customer demand can be volatile, we may be unable to sell inventories that were built in excess of demand, or we may have to sell at lower prices to eliminate excess inventories. Under such circumstances, we may be required to record significant provisions for excess and obsolete inventories. This could materially and adversely affect our results of operations and financial condition. We expect the business environment to remain volatile in fiscal 2016, especially in the consumer-oriented product markets, which could continue to affect our ability to accurately forecast customer demand.

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

        We are continuing to develop products using still narrower geometries. We have successfully developed image sensor technology from 100,000 pixels to 23 megapixels, underscoring our ability to deliver a wide range of solutions to address changing market demands. We are committed to improving image quality and to reducing the overall size of the image sensor's array.

        Our introduction of wafer-level optics to our product offerings is another example of our intention to continue to develop new and innovative technologies. Our CameraCubeChip technology is a three-dimensional, reflowable, total camera solution that combines the full functionality of our image sensors with wafer-level optics in one compact, small-footprint package.

        Our commitment to maintaining our technology leadership is also reflected in our acquisition of a CMOS sensor patent portfolio from Kodak in March 2011. We effectively doubled the size of our patent portfolio from 842 in fiscal 2010 to 1,861 in fiscal 2011. Since then, our patent portfolio has continued to increase in size. As of April 30, 2015, we have been issued 746 United States patents and 1,242 foreign patents. As of April 30, 2015, we have 249 additional United States patent applications pending, of which 10 have been allowed, and we have 898 foreign patent applications pending, of which 40 have been allowed.

        Leverage Expertise Across Multiple Mass-Market Applications.    We intend to continue to focus on developing our image sensors for multiple mass-market applications. To date we have shipped more than 5.7 billion image sensors. As the demand for camera functionality increases in our principal markets and becomes a standard feature in a wider variety of consumer, commercial and industrial applications, we expect that additional markets will emerge. In the past, we have leveraged our expertise in certain of our target markets to expand into emerging mass-market applications for our image sensors. For example, we used the expertise we developed in mobile phone markets to develop image sensors for notebook computers. Other markets and applications we are focusing on include

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

security and surveillance, entertainment devices, and the multiple opportunities in automotive and medical applications.

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

        High Image Quality and Resolution.    We have developed a number of proprietary methods for enhancing image quality by increasing our image sensors' sensitivity to light and significantly improving their signal to noise ratio. These methods allow us to reduce the size of each individual pixel and thereby increase the number of pixels in an image sensor of a given size. The result is a current portfolio of several high resolution image sensors ranging up to a 23-megapixel product. In addition, we are able to produce image sensors at lower resolutions with smaller pixel arrays, which serve to reduce the overall cost of the image sensor and its supporting components, such as lenses.

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

  Capital Resources

        As of April 30, 2015, we held approximately $318.9 million in cash and cash equivalents and approximately $205.3 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices, and changes in market liquidity and in the pricing of risk. Our policy is to invest in financial instruments with short maturities, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of "A" or better and money market funds. We do not believe that the value of our cash, cash equivalents and short-term investments will be significantly affected by current instability in the global financial markets.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

  Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. On an ongoing basis we re-evaluate our judgments and estimates including those related to product returns, bad debts, inventories, long-lived assets, income taxes, stock-based compensation, litigation and contingencies. We base our estimates and judgments on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results could differ from those estimates, and material effects on our operating results and financial position may result. Our significant accounting policies are more fully described in Note 2—"Summary of Significant Accounting Policies" to the consolidated financial statements included in this Annual Report on Form 10-K. Our estimates reflect the following critical accounting policies:

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

  Allowance for Doubtful Accounts

        We undertake credit evaluations for all major sale transactions before we release product for shipment. Normal payment terms apply upon transfer of risk of loss. On an ongoing basis, we analyze the payment history of customer accounts, including recent customer purchases. We evaluate aged items in accounts receivable and provide allowances for doubtful accounts. Customer creditworthiness and economic conditions may change and increase the risk of collectability and may require additional allowances, which would negatively impact our operating results. Our allowance for doubtful accounts represented approximately 0.6% of total accounts receivable as of April 30, 2015 and 2014.

  Allowance for Sales Returns and Warranties

        Based on historical sales returns and other known factors, we provide for estimated sales returns in the same period we record the related revenues. To estimate our allowance for sales returns, we analyze potential customer-specific product application issues, potential quality and reliability issues and historical returns. We evaluate quarterly the adequacy of the allowance for sales returns. This allowance is reflected as a reduction to accounts receivable in our Consolidated Balance Sheets. Increases to the allowance are recorded as a reduction to net revenues. Because the allowance for sales returns is based on our judgments and estimates, particularly as to product application, quality and reliability issues, our allowances may not be adequate to cover actual sales returns and other allowances. If our allowances are not adequate, our net revenues could be adversely affected. We warrant to our customers that our products will work in accordance with each product's specifications. Due to the cost and other complexities associated with rectifying any product defects, we do not repair any defective products. If a product is defective, the customer notifies us and, with our approval, returns the defective product. We then send replacement products to the customer. Accordingly, we account for any exposure related to defective products as a portion of our allowance for sales returns. The net change in our allowance for sales returns balance was approximately 0.1% of revenues in fiscal 2015, and the allowance was approximately 1.3% of total accounts receivable at April 30, 2015.

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

        In September 2007, our stockholders approved the 2007 Equity Incentive Plan, or the 2007 Plan. See Note 12—"Employee Stock Purchase, Equity Incentive and Stock Option Plans" to our consolidated

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

financial statements. The 2007 Plan, as amended, allows the grant of, among other things, performance share awards to employees. Under the authoritative guidance for stock-based compensation, when we record the stock-based compensation expense for such awards that carry performance contingencies, we have to estimate the probable outcome at the end of the performance period. Furthermore, we have to adjust the cumulative compensation expense recorded when probable outcome for the performance-based shares is subsequently updated for changes in facts and circumstances.

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

        As of April 30, 2015, the fair value of our financial instruments measured at fair value on a recurring basis included $300.8 million of assets, and $2.1 million of liabilities. Of the $300.8 million of assets, $34.8 million were classified as Level 1, which included investments in money market funds and our equity investment in XinTec. The remaining $266.0 million of investments were classified as Level 2, representing investments in debt securities issued by the U.S. government and its agencies, and other corporate securities. The $2.1 million of liabilities were classified as Level 2, and consisted of an interest rate swap that we entered into in conjunction with a mortgage loan. The fair value of the interest rate swap included the effect of our credit risk. We did not classify any financial instruments as Level 3 under the fair value hierarchy.

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

        As of April 30, 2015, we have recorded a valuation allowance of $14.9 million primarily to offset California research and development tax credit carryovers. We believe that it is more-likely-than-not that we will not realize these carryovers. In the future, if the credit is utilized and the valuation allowance is released, the release of valuation allowance will be accounted for as a reduction of the income tax expense in the period such event occurs.

        For fiscal 2015, 2014 and 2013, our income tax provision reflected effective tax rates of (14.0)%, 9.5% and 14.5%, respectively. These rates are less than the combined U.S. federal and state statutory rate of approximately 40% principally because we earn a significant portion of our profits in jurisdictions where tax rates are lower than the combined U.S. federal and state statutory rate.

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

	Year Ended April 30,
	2015	2014	2013
Revenues	100.0%	100.0%	100.0%
Cost of revenues	78.0	81.0	82.7

Gross margin	22.0	19.0	17.3

Operating expenses:
Research, development and related	9.8	8.2	8.0
Selling, general and administrative	6.0	5.0	5.2
Amortization of acquired patent portfolio	0.7	0.7	0.6

Total operating expenses	16.5	13.9	13.8

Income from operations	5.5	5.1	3.5
Benefit from acquisition of production operations from VisEra	—	0.2	—
Equity in earnings of investee	0.3	0.3	0.3
Interest expense, net	(0.1)	(0.2)	(0.2)
Other income, net	0.2	1.8	—

Income before income taxes	5.9	7.2	3.6
Provision for (benefit from) income taxes	(0.9)	0.7	0.5

Net income	6.8%	6.5%	3.1%

Revenues

        We derive substantially all of our revenues from the sale of our image-sensor products that are used in a wide variety of consumer and commercial mass-market applications including mobile phones, entertainment devices, notebooks and webcams, security and surveillance cameras, DSCs, automotive

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

and medical products. Revenues decreased by 5.2% to $1.4 billion in fiscal 2015 from $1.5 billion in fiscal 2014. Revenues increased by 3.3% to $1.5 billion in fiscal 2014 from $1.4 billion in fiscal 2013.

  Comparison of Fiscal 2015 and Fiscal 2014

        The decrease in revenues in fiscal 2015 when compared to fiscal 2014 was primarily due to a 6.5% decrease in ASPs, reflecting general price erosions and the introduction of newer and lower priced products into our shipment mix. The decrease in ASPs was partially offset by a 1.3% increase in unit sales of our image-sensor products, reflecting increased unit shipments into the mobile phone, security and surveillance, and automotive markets. These increases in unit shipments were partially offset by decreased shipments into the entertainment and notebook and webcam markets. The increase in unit shipment in fiscal 2015, as compared to fiscal 2014, was principally attributable to an increase in shipment of our 3 to 5-megapixel and 8-megapixel and above products, partially offset by a decrease in shipment of our 2-megapixel and below products.

  Comparison of Fiscal 2014 and Fiscal 2013

        The increase in revenues in fiscal 2014 when compared to fiscal 2013 was primarily due to a 0.7% increase in unit sales of our image-sensor products, reflecting increased unit shipments into the mobile phone, entertainment, security and surveillance, and automotive markets. These increases were partially offset by decreased shipment into the notebook and webcam market. The increase in unit shipment in fiscal 2014, as compared to fiscal 2013, was principally attributable to an increase in shipment of our 2-megapixel and above products as more and more consumer applications migrate to higher resolution cameras. Related to this migration was a continued conversion of cameras from VGA to HD resolution, which caused an increase in our shipment of HD sensors and a corresponding decrease in our shipment of VGA sensors. The industry trend for camera resolution increases in consumer applications caused a favorable mix shift in our unit sales, which increased our ASPs by 3.0% in fiscal 2014 when compared to fiscal 2013.

  Revenues from Sales to OEMs and VARs as Compared to Distributors

        We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The decrease in percentage of revenue from sales to OEMs and VARs in fiscal 2015, as compared to fiscal 2014, was attributable to variations in our customer list. The percentage of revenues from sales to OEMs and VARs in fiscal 2014 remained the same as in fiscal 2013. We expect that the percentage of revenues from sales through OEMs and VARs will vary from year to year in response to changes in the composition of our customer list, and that it may continue to represent a majority of our revenues. The gross margins that we earn on sales to OEMs and VARs or through distributors are not significantly different.

        The following table shows the percentages of revenues from sales to OEMs and VARs and distributors for the periods indicated:

	Year Ended April 30,
	2015	2014	2013
OEMs and VARs	75.3%	81.2%	81.2%
Distributors	24.7	18.8	18.8

Total	100.0%	100.0%	100.0%

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

        OEMs and VARs.    The two OEM customers that accounted for 10% or more of our revenues in fiscal 2015 were Foxconn Technology Group and Ningbo Sunny Opotech Co., Ltd., which accounted for approximately 13.8% and 11.5% of our revenues, respectively. The two OEM customers that accounted for 10% or more of our revenues in fiscal 2014 were Foxconn Technology Group and Cowell Electronics Co., Ltd., which accounted for approximately 13.8% and 12.5% of our revenues, respectively. The three OEM customers that accounted for 10% or more of our revenues in fiscal 2013 were LG Innotek Co., Ltd, or LG Innotek, Foxconn Technology Group, and Cowell Electronics Co., Ltd., which accounted for approximately 18.0%, 10.7%, and 10.3% of our revenues, respectively. For fiscal 2015, 2014 and 2013, no other OEM or VAR customer accounted for 10% or more of our revenues.

        Distributors.    The one distributor that accounted for 10% or more of our revenues in fiscal 2015, 2014 and 2013 was World Peace Industrial Co., Ltd., which accounted for approximately 13.3%, 11.0% and 11.7% of our revenues, respectively. For fiscal 2015, 2014 and 2013, no other distributor accounted for 10% or more of our revenues.

  Revenues from Domestic Sales as Compared to Foreign Sales

        The following table shows the percentages of our revenues derived from sales of our image-sensor products to domestic and foreign customers for the periods indicated:

	Year Ended April 30,
	2015	2014	2013
Domestic sales	0.9%	0.3%	0.3%
Foreign sales	99.1	99.7	99.7

Total	100.0%	100.0%	100.0%

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

Gross Profit

  Comparison of Fiscal 2015 and Fiscal 2014

        Our gross margin in fiscal 2015 increased to 22.0% from 19.0% for fiscal 2014. The year-over-year increase in gross margin reflected the introduction of PureCel products into our shipment mix in fiscal 2015, and a reduction in our overall production costs. These favorable factors were partially offset by a decrease in ASPs and a more unfavorable net effect on gross margin from the sale of previously written-down products and write-down of inventories. The decrease in ASPs was the result of general price erosions and an increase in shipment mix for some of our newer and lower priced products. As to

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

the net effects on gross margin from the sale of previously written-down products and write-down of inventories, we had an increase in the write-down of inventories, which totaled approximately $41.2 million in fiscal 2015, as compared to $33.2 million in fiscal 2014. The increase in the write-down of inventories in fiscal 2015 reflected the phasing out of certain products that had reached the end of their respective product life cycles. The negative impact on gross margin from the increase in inventories write-down was partially offset by an increase in sale of previously written down products, which totaled approximately $14.5 million in fiscal 2015, as compared to $8.2 million in fiscal 2014. We recorded approximately $4.4 million in stock-based compensation expense to cost of revenues during fiscal 2015, as compared to $4.0 million in fiscal 2014.

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

Research, Development and Related

        Research, development and related expenses consist primarily of compensation and personnel-related expenses, non-recurring engineering costs related principally to the costs of the masks we buy when we release new product designs to the manufacturing foundries, costs for purchased materials, designs, tooling, depreciation of computers and workstations, and amortization of acquired intangible intellectual property and computer aided design software. Research, development and related expenses may fluctuate significantly as the number of new designs we release to the foundries can fluctuate from period to period. Research, development and related expenses for fiscal 2015, 2014 and 2013 were approximately $135.6 million, $119.2 million and $113.2 million, respectively. As a percentage of revenues, research, development and related expenses for fiscal 2015, 2014 and 2013 represented 9.8%, 8.2% and 8.0%, respectively.

  Comparison of Fiscal 2015 and Fiscal 2014

        The increase in research, development and related expenses of approximately $16.4 million, or 13.7%, in fiscal 2015, as compared to fiscal 2014 resulted primarily from: a $8.6 million increase in non-recurring engineering expenses related to new product development; and a $6.4 million increase in salary and payroll-related expenses resulting primarily from a headcount increase. We anticipate that research, development and related expenses will increase for our first quarter of fiscal 2016, reflecting anticipated increases in non-recurring engineering expenses and in stock-based compensation.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

  Comparison of Fiscal 2014 and Fiscal 2013

        The increase in research, development and related expenses of approximately $6.1 million, or 5.3%, in fiscal 2014, as compared to fiscal 2013 resulted primarily from: a $8.5 million increase in salary and payroll-related expenses resulting primarily from a headcount increase; a $0.9 million increase in legal expenses primarily related to patent registration activities; a $0.8 million increase in expenditures for design software tools; a $419,000 increase in office and facility expenses; and a $292,000 increase in stock-based compensation expense. These increases were partially offset by: a $3.9 million decrease in non-recurring engineering expenses related to new product development and a $1.5 million decrease in amortization and depreciation expenses.

Selling, General and Administrative

        Selling, general and administrative expenses consist primarily of compensation and personnel related expenses, commissions paid to distributors and manufacturers' representatives and insurance and legal expenses. Commission payments, in particular, can vary from period to period as our overall revenues change. Selling, general and administrative expenses for fiscal 2015, 2014 and 2013 were approximately $82.5 million, $73.3 million and $73.0 million, respectively. As a percentage of revenues, selling, general and administrative expenses for fiscal 2015, 2014 and 2013 represented 6.0%, 5.0% and 5.2%, respectively.

  Comparison of Fiscal 2015 and Fiscal 2014

        The increase in selling, general and administrative expenses of approximately $9.2 million, or 12.5%, for fiscal 2015 from fiscal 2014 resulted primarily from: a $6.1 million increase in transaction costs related to the proposed acquisition by the Consortium; a $2.1 million increase in salary and payroll-related expenses resulting primarily from a headcount increase; and a $1.3 million increase in commission expenses paid primarily to distributors and sales representatives. These increases were partially offset by a $1.4 million decrease in stock-based compensation expense. We anticipate that our selling, general and administrative expenses will decrease for the first quarter of fiscal 2016, due to a reduction in expenditure related to the proposed acquisition.

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

Amortization of Acquired Patent Portfolio

        In March 2011, we purchased certain image sensor-related patents and patent applications from Kodak in a cash transaction. As a result, we recorded $65.0 million in additions to intangible assets, which we began amortizing during the three months ended April 30, 2011. Consequently, amortization of acquired patent portfolio totaled approximately $9.3 million for fiscal 2015, 2014 and 2013, respectively.

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

Equity in Earnings of Investee

        Equity in earnings of investee for fiscal 2015, 2014 and 2013 was approximately $4.3 million, $4.0 million and $3.8 million, respectively. Equity in earnings of investee represented our portion of the net income recorded by WLCSP, and equity method investment adjustments.

Interest Expense, Net

        We invest our cash, cash equivalents and short-term investments in interest-bearing accounts consisting primarily of money market funds, commercial paper, certificates of deposit, high-grade corporate securities and government bonds. Additionally, we have obtained funds under certain long-term borrowing facilities comprised of a variable rate mortgage and a construction loan. Interest expense, net, for fiscal 2015, 2014 and 2013 was approximately $1.5 million, $2.0 million and $2.7 million, respectively. Between fiscal 2015 and 2014, the $0.5 million decrease in interest expense, net, resulted from: a $0.6 million increase in interest income that resulted from balance increases on interest-bearing accounts; and a $199,000 decrease in interest expense associated with a fixed asset loan agreement that we entered into for the construction of a research center at OTC. These decreases to interest expense, net were partially offset by a $312,000 increase in interest expense attributable to the accretion of interest associated with a license agreement that we entered into with the California Institute of Technology in January 2014, or the Caltech License. Between fiscal 2014 and 2013, the $0.7 million decrease in interest expense, net, resulted from: a $0.6 million decrease in interest expense, primarily associated with the accretion of interest during the prior year period, on the purchase consideration payable to VisEra that we acquired in October 2011; and a $156,000 decrease in interest expense associated with the fixed asset loan agreement at OTC. These decreases to interest expense, net were partially offset by a $119,000 increase in interest expense associated with the payment schedule of our Caltech License.

Other Income, Net

        Other income, net for fiscal 2015, 2014 and 2013 was approximately $3.0 million, $26.0 million and $356,000, respectively. Other income, net for fiscal 2015 included: $1.5 million of income associated with the leasing out of our office space in Shanghai, China, a $0.9 million gain on the interest rate swap agreement related to the mortgage on our Santa Clara Property, a $0.6 million gain from the sale of XinTec shares during its IPO in April 2015, which was composed of a $195,000 gain from the sale of 224,000 XinTec shares that we held, and $380,000 as our portion of the gain as realized by VisEra

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

when they sold 0.9 million XinTec shares that they held, and a $183,000 net loss from foreign transactions.

        Other income, net, for fiscal 2014 included: $14.1 million of change-in-interest gain associated with WLCSP's initial public offering, when it issued 37.2 million new shares at a per share price that was higher than our per share carrying value; a $9.7 million gain from the sale of 5.1 million shares of WLCSP's common stock that we owned; a $2.0 million gain from the sale of our investment in Tong Hsing; $1.4 million of income associated with the leasing out of our office space; a $1.2 million gain on the interest rate swap agreement related to the mortgage on our Santa Clara Property; offset by a $2.0 million impairment charge for our investment in Phostek, Inc., or Phostek; and a $0.7 million loss from foreign exchange.

        Other income, net, for fiscal 2013 included: a $0.6 million gain on the interest rate swap agreement related to the mortgage on our Santa Clara Property; $342,000 of income associated with the leasing out of our office space; partially offset by a $0.6 million loss from foreign exchange

Provision for (Benefit from) Income Taxes

        We generated approximately $81.9 million, $104.9 million and $50.2 million in income before income taxes for fiscal 2015, 2014 and 2013, respectively. We recorded benefit from income taxes of approximately $11.5 million for fiscal 2015 and provision for income taxes of approximately $9.9 million and $7.3 million for fiscal 2014 and 2013, respectively. For fiscal 2015, 2014 and 2013, our effective tax rates were (14.0)%, 9.5% and 14.5%, respectively. These rates were less than the combined U.S. federal and state statutory rate of approximately 40.0% because we earn a significant portion of our income in jurisdictions where tax rates are lower than the combined U.S. federal and state statutory rate. We expect that our consolidated effective tax rate in fiscal 2016 will continue to be less than the combined U.S. federal and state statutory rate. The extent of the difference is principally contingent upon the amount of non-deductible stock-based compensation expenses and the proportion and geographic mix of our total pre-tax income. See Note 8—"Income Taxes" of the Notes to our consolidated financial statements for the reconciliation of how our provision for (benefit from) income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35.0% to income before income taxes.

Liquidity and Capital Resources

        Our principal sources of liquidity at April 30, 2015 consisted of cash, cash equivalents and short-term investments of $524.2 million.

  Liquidity

        Our working capital increased by $142.9 million to $842.9 million as of April 30, 2015, as compared to $700.0 million as of April 30, 2014. Our working capital increased as a result of: a $73.2 million increase in cash, cash equivalents and short term investments, primarily due to cash provided by operating activities; a $73.0 million increase in inventories due to a slow-down in demand for our products in the China market during the third quarter of fiscal 2015; a $23.2 million decrease in accounts payable, resulting from a reduction in inventory purchases as we corrected for the inventory build-up; a $3.2 million decrease in deferred revenues, less cost of revenues; and a $2.2 million increase in prepaid and deferred income taxes. These increases in working capital were partially offset by: a $21.4 million decrease in accounts receivable, net, corresponding to a 13.6% decrease in revenues in the fourth quarter of fiscal 2015 when compared with the similar prior year period; a $5.2 million

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

increase in accrued expenses and other current liabilities; a $3.3 million increase in current portion of long-term debt; a $1.1 million increase in income taxes payable; and a $0.9 million decrease in prepaid expenses and other current assets.

        Cash balances are held by our U.S. headquarters and our subsidiaries throughout the world, with the majority of cash and cash equivalents being held in the U.S., Cayman Islands, and Singapore. As of April 30, 2015, the amount of cash, cash equivalents and short-term investments held by foreign subsidiaries totaled approximately $225.1 million. In the event these funds from foreign subsidiaries are needed to fund operations in the U.S., and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

        In March 2007, we purchased our Santa Clara Property. In connection with the purchase, we obtained from a domestic bank a mortgage loan with a principal amount of $27.9 million, or the Mortgage Loan, and a term loan with a principal amount of $12.0 million, or the Term Loan. The Term Loan was paid off in full in July 2012. As of April 30, 2015, the principal amount outstanding under the Mortgage Loan was $23.1 million.

        In August 2009, in order to finance costs associated with the construction of a research center for OTC, our wholly-owned subsidiary in Shanghai, we entered into a fixed asset loan agreement with a bank in China, or the Construction Loan. We completed the construction of the research center during the three months ended October 31, 2010. As of April 30, 2015, the principal amount outstanding under the Construction Loan was $9.0 million. See Note 7—"Borrowing Arrangements and Related Derivative Instruments" of the Notes to our consolidated financial statements.

  Cash Flows from Operating Activities

        For fiscal 2015, net cash provided by operating activities totaled approximately $75.2 million, as compared to cash provided by operating activities of approximately $237.9 million for fiscal 2014. The principal components of the current year amount were: net income of approximately $93.4 million for fiscal 2015; $41.2 million in write-down of inventories, $34.7 million in depreciation and amortization, adjustments for non-cash charges of $34.1 million in stock-based compensation, a $12.1 million in gain on equity investments; a $21.4 million decrease in accounts receivable, net; a $13.5 million decrease in prepaid expenses and other assets; a $9.0 million increase in accrued expenses and other liabilities. These increases were partially offset by: a $111.6 million increase in inventories; a $21.7 million decrease in accounts payable; a $17.0 million decrease in income taxes payable; a $5.8 million increase in prepaid and deferred income taxes; and a $3.0 million decrease in deferred revenues, less cost of revenues. The $111.6 million increase in inventories resulted from a slow-down in demand for our products in the China market during the third quarter of fiscal 2015. The increase in inventories resulted in a decrease in annualized inventory turns to 2.6 as of April 30, 2015 from 4.0 as of April 30, 2014. The $21.7 million decrease in accounts payable reflected a reduction in inventory purchases as we corrected for the inventory build-up. The $21.4 million decrease in accounts receivable, net, reflects the lower level of revenues during the fourth quarter of fiscal 2015 when compared with the fourth quarter of fiscal 2014.

        For fiscal 2014, net cash provided by operating activities totaled approximately $237.9 million, as compared to cash used in operating activities of approximately $60.6 million for fiscal 2013. The principal components of the current year amount were: net income of approximately $95.0 million for fiscal 2014; adjustments for non-cash charges of $35.0 million in stock-based compensation,

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

$33.2 million in write-down of inventories, $32.7 million in depreciation and amortization, a $23.8 million gain associated with WLCSP's IPO, a $19.5 million in gain on equity investments, a $3.1 million post-acquisition gain in "Benefit from acquisition of production operations from VisEra," and a $2.0 million gain from the sale of our investment in Tong Hsing; a $128.8 million decrease in inventories; a $10.5 million increase in deferred revenues, less cost of revenues; a $8.3 million decrease in prepaid and deferred income taxes; and a $2.8 million decrease in prepaid expenses and other assets. These increases were partially offset by: a $47.2 million decrease in accounts payable; a $6.0 million increase in accounts receivable, net; a $4.9 million decrease in income taxes payable; and a $1.1 million decrease in accrued expenses and other liabilities. The $128.8 million decrease in inventories resulted from a reduction in inventory purchases during fiscal 2014. The decrease in inventories relative to fourth quarter cost of revenues resulted in an increase in annualized inventory turns to 4.0 as of April 30, 2014 from 2.6 as of April 30, 2013. The $47.2 million decrease in accounts payable reflected the decrease in inventory purchases.

  Cash Flows from Investing Activities

        For fiscal 2015, our cash used in investing activities totaled $65.8 million, as compared to cash used in investing activities of approximately $138.0 million for fiscal 2014, due primarily to: $356.5 million in purchases of short-term investments; $11.3 million in purchases of property, plant and equipment; offset by $301.7 million in net proceeds from sales or maturities of short-term investments.

        For fiscal 2014, our cash used in investing activities totaled $138.0 million, as compared to cash used in investing activities of approximately $47.1 million for fiscal 2013, due primarily to: $228.2 million in purchases of short-term investments, $14.8 million in purchases of property, plant and equipment; $12.3 million in purchases of intangible and other assets; partially offset by $96.2 million in net proceeds from sales or maturities of short-term investments $14.9 million in net proceeds from sales of investment in WLCSP and $6.2 million in proceeds from the sale of investment in Tong Hsing in fiscal 2014.

  Cash Flows from Financing Activities

        For fiscal 2015, net cash provided by financing activities totaled $11.6 million, as compared to net cash provided by financing activities of $7.9 million during fiscal 2014. This change was due primarily to: $13.4 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan; and $2.0 million in excess tax benefits from stock-based compensation; partially offset by $3.8 million in payments of long-term borrowings.

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

  Capital Commitments and Resources

        During the three months ended July 31, 2014, we entered into a development and supply agreement with PTC pursuant to which we would deposit up to $1.0 million with PTC as prepaid wafer credit. As of April 30, 2015 we have not made any deposits under this agreement.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

        We currently expect our available cash, cash equivalents and short-term investments, together with cash that we anticipate generating from operating activities, will be sufficient to satisfy our capital requirements over approximately the next twelve months and the foreseeable future. Other than normal working capital requirements, we expect our capital requirements totaling approximately $45.0 million over approximately the next 12 months will consist primarily of funding capital investments in our wholly-owned subsidiaries.

        Our ability to generate cash from operations is subject to substantial risks described above under the caption Part I Item 1A. "Risk Factors." We encourage you to review these risks carefully.

Contractual Obligations and Commercial Commitments

        The following summarizes our contractual obligations and commercial commitments as of April 30, 2015 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
Contractual Obligations and Commercial Commitments:
Operating leases	$12,061	$5,909	$3,730	$1,657	$765
Debt obligations(1)	32,095	7,096	24,999	—	—
Purchase obligations(2)	147,887	147,887	—	—	—

Total contractual obligations	192,043	160,892	28,729	1,657	765

Other Commercial Commitments:
Prepaid wafer credit(3)	1,000	1,000	—	—	—

Total commercial commitments	1,000	1,000	—	—	—

Total contractual obligations and commercial commitments	$193,043	$161,892	$28,729	$1,657	$765

(1)
In March 2007, we entered into the Mortgage Loan with a domestic bank in the amount of $27.9 million. In August 2009, we entered into the Construction Loan with a bank in China to finance costs associated with the construction of a research center for OTC. As of April 30, 2015, our balances outstanding under the Mortgage Loan and Construction Loan were approximately $23.1 million and $9.0 million, respectively. See Note 7—"Borrowing Arrangements and Related Derivative Instruments" to our consolidated financial statements. The amounts as disclosed in the table above do not include any associated interest payments as the loans have variable interest rates and interests will vary accordingly.

(2)
Purchase obligations represent outstanding purchase orders that we have placed with our suppliers at period-ends. The lead time for delivery is long, typically 12 to 14 weeks, and suppliers must prepare unique materials for us at the beginning of the fabrication process. Accordingly, we are precluded from cancelling our orders once placed and the production process has begun.

(3)
During the three months ended July 31, 2014, we entered into a development and supply agreement with PTC pursuant to which we would deposit up to $1.0 million with PTC as prepaid

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

  wafer credit. As of April 30, 2015, we have not made any deposits under this agreement. See Note 15—"Commitments and Contingencies" to our consolidated financial statements.

          As of April 30, 2015, the long-term income taxes payable, including estimated interest and penalties, was $55.2 million. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes. Also, in connection with the proposed acquisition by Hua Capital Management, CITIC Capital and GoldStone Investment, we may be obligated to pay additional transaction related expenses, depending on the outcome of the proposed transaction. We are unable to make any estimates of such additional expenses as the outcome remains uncertain. Accordingly, we have excluded these obligations from the schedule summarizing our significant obligations to make future payments under contractual obligations as of April 30, 2015 presented above.

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

          In May 2014, the FASB issued new authoritative guidance for revenue recognition. The new revenue recognition guidance provides a comprehensive framework to address revenue recognition issues for all contracts with customers, and supersedes most previously-issued industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle and apply the new guidance, entities will follow a five-step approach: Step 1) identify the contracts with the customer; Step 2) identify the separate performance obligations in the contract; Step 3) determine the transaction price; Step 4) allocate the transaction price to separate performance obligations; and Step 5) recognize revenue when, or as, each performance obligation is satisfied. The new guidance is required to be applied retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The guidance is effective for us beginning in the first quarter of fiscal 2018. In April 2015, the FASB proposed a one-year deferral of the effective date of the guidance, with an option that would permit companies to adopt the standard as early as the original effective date. Thus far, this proposed deferral has not been finalized. We have not yet selected the transition method, and are currently evaluating the impact this guidance may have on our financial position, results of operations and cash flows.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS—(Continued)

          In August 2014, the FASB issued new authoritative guidance related to the disclosures around going concern. The new guidance specifies management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures, if applicable. The new guidance is effective for us beginning in the first quarter of fiscal 2018. Early adoption is permitted. We do not expect the adoption of this guidance to have any material effect on our financial position, results of operations and cash flows.

          In January 2015, the FASB revised the authoritative guidance on reporting extraordinary items by eliminating such concept from accounting principles generally accepted in the United States of America ("GAAP"). Previously, if an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax. The guidance is effective for us beginning in the first quarter of fiscal 2017. We do not expect the adoption of this guidance to have any material effect on our financial position, results of operations and cash flows.

          In February 2015, the FASB revised the authoritative guidance for consolidation. The revised guidance affects reporting entities that are required to evaluate whether they should consolidate certain legal entities, and all legal entities are subject to reevaluation under the revised consolidation model. Other than modifying the evaluation guidance for limited partnerships and similar legal entities, the revised guidance also affects the consolidation analysis of reporting entities that are involved with variable-interest-entities. The guidance is effective for us beginning in the first quarter of fiscal 2017. We are currently evaluating the impact this guidance may have on our financial position, results of operations and cash flows.

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

        As of April 30, 2015, the functional currency of all of our wholly-owned subsidiaries is the U.S. dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in "Other income, net" for the periods presented. The amounts of transaction gains and losses for fiscal 2015, 2014 and 2013 were not material.

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

        In August 2009, in order to finance costs associated with the construction of a research center for OTC, we entered into the Construction Loan with a bank in China. The Construction Loan is denominated in CNY. As of April 30, 2015, the principal amount outstanding under the Construction Loan was $9.0 million. As of April 30, 2015, a hypothetical 10% weakening of the U.S. dollar against CNY would result in approximately $0.9 million of additional remeasurement losses. As of April 30, 2015, a hypothetical 10% strengthening of the U.S. dollar against CNY would result in approximately $0.9 million of additional remeasurement gains.

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

points and changes in the interest rate affect our interest payments. However, concurrent with the mortgage loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the mortgage loan. We are the fixed rate payer under the swap with a fixed rate of 5.3%. Consequently, although we are required to mark the value of the swap to market at each balance sheet date and record the associated non-cash cost or benefit as part of "Other income, net," a hypothetical 10% change in LIBOR would not have a material effect on our interest expense for fiscal 2015.

        As to the Construction Loan, the interest rate is based on an indicative rate as published by the Chinese government, and will be adjusted only at the anniversary of each drawdown. Interest rate under the Construction Loan was 5.6% at April 30, 2015. We do not hedge against the risk of interest rate changes for the Construction Loan. However, since the current interest rate is published by the Chinese government and will not be adjusted until the next anniversary of the earliest drawdown, which will be November 2015, any hypothetical 10% shifts in yield will not cause a significant adverse impact to our results of operations, cash flows or to our financial position for fiscal 2015.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OMNIVISION TECHNOLOGIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        To the Board of Directors and Stockholders of OmniVision Technologies, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of OmniVision Technologies, Inc. and its subsidiaries at April 30, 2015 and April 30, 2014, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
June 29, 2015

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	April 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$318,892	$297,952
Short-term investments	205,271	152,993
Accounts receivable, net	151,086	172,472
Inventories	343,966	270,935
Prepaid and deferred income taxes	7,149	4,973
Prepaid expenses and other current assets	5,628	6,576
Recoverable insurance proceeds	12,500	—

Total current assets	1,044,492	905,901
Property, plant and equipment, net	145,214	153,792
Long-term investments	192,021	154,409
Goodwill	10,227	10,227
Intangibles, net	52,287	66,217
Other long-term assets	24,155	32,529

Total assets	$1,468,396	$1,323,075

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$118,796	$142,012
Accrued expenses and other current liabilities	37,112	31,959
Litigation settlement accrual	12,500	—
Income taxes payable	3,444	2,316
Deferred revenues, less cost of revenues	22,621	25,783
Current portion of long-term debt	7,096	3,802

Total current liabilities	201,569	205,872

Long-term liabilities:
Long-term income taxes payable	55,150	86,498
Non-current portion of long-term debt	24,999	32,030
Other long-term liabilities	23,898	11,818

Total long-term liabilities	104,047	130,346

Total liabilities	305,616	336,218

Commitments and contingencies (Note 15)
Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 78,734,217 shares issued and 58,135,030 outstanding at April 30, 2015 and 76,680,773 shares issued and 56,081,586 outstanding at April 30, 2014, respectively	79	77
Additional paid-in capital	709,442	664,602
Accumulated other comprehensive income	40,069	2,378
Treasury stock, 20,599,187 shares at April 30, 2015 and April 30, 2014	(278,683)	(278,683)
Retained earnings	691,873	598,483

Total stockholders' equity	1,162,780	986,857

Total liabilities and stockholders' equity	$1,468,396	$1,323,075

The accompanying notes are an integral part of these consolidated financial statements.

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended April 30,
	2015	2014	2013
Revenues	$1,378,775	$1,453,929	$1,407,929
Cost of revenues	1,075,326	1,178,207	1,163,815

Gross profit	303,449	275,722	244,114

Operating expenses:
Research, development and related	135,575	119,248	113,194
Selling, general and administrative	82,462	73,292	72,958
Amortization of acquired patent portfolio	9,286	9,286	9,286

Total operating expenses	227,323	201,826	195,438

Income from operations	76,126	73,896	48,676
Benefit from acquisition of production operations from VisEra	—	3,057	—
Equity in earnings of investee	4,270	4,009	3,832
Interest expense, net	(1,523)	(2,029)	(2,700)
Other income, net	3,024	25,996	356

Income before income taxes	81,897	104,929	50,164
Provision for (benefit from) income taxes	(11,493)	9,932	7,262

Net income	$93,390	$94,997	$42,902

Net income per share:
Basic	$1.62	$1.71	$0.80

Diluted	$1.57	$1.70	$0.80

Shares used in computing net income per share:
Basic	57,563	55,537	53,529

Diluted	59,516	56,043	53,671

The accompanying notes are an integral part of these consolidated financial statements.

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended April 30,
	2015	2014	2013
Net income	$93,390	$94,997	$42,902
Other comprehensive income (loss), net of tax:
Translation gains	14	35	280
Reclassification adjustments for gains on sale of WLCSP included in net income, net of tax	—	(665)	—

Translation gains (losses)	14	(630)	280
Unrealized gains on available-for-sale securities	38,254	343	691
Reclassification adjustments for (gains) losses on available-for-sale securities included in net income, net of tax	(577)	(1,287)	11

Unrealized gains (losses) on available-for-sale securities	37,677	(944)	702
Other comprehensive income (loss)	37,691	(1,574)	982

Comprehensive income	$131,081	$93,423	$43,884

The accompanying notes are an integral part of these consolidated financial statements.

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-in Capital		Treasury Stock	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at April 30, 2012	52,364,648	$73	$575,935	$2,970	$(278,683)	$460,584	$760,879
Exercise of common stock options	136,563	—	1,085	—	—	—	1,085
Employee stock purchase plan	687,566	1	6,720	—	—	—	6,721
Restricted stock units	786,418	1	—	—	—	—	1
Withholding tax deduction on restricted stock units	—	—	(1,561)	—	—	—	(1,561)
Employee stock-based compensation.	—	—	33,511	—	—	—	33,511
Tax effect from stock-based compensation	—	—	3,696	—	—	—	3,696
Write-off of employee stock-based compensation related deferred tax assets	—	—	(1,637)	—	—	—	(1,637)
Tax payable adjustment	—	—	(1,370)	—	—	—	(1,370)
Translation gains	—	—	—	280	—	—	280
Unrealized gains on available-for-sale securities, net	—	—	—	702	—	—	702
Net income	—	—	—	—	—	42,902	42,902

Balance at April 30, 2013	53,975,195	75	616,379	3,952	(278,683)	503,486	845,209
Exercise of common stock options	465,468	—	6,825	—	—	—	6,825
Employee stock purchase plan	683,405	1	6,847	—	—	—	6,848
Restricted stock units	957,518	1	—	—	—	—	1
Withholding tax deduction on restricted stock units	—	—	(2,803)	—	—	—	(2,803)
Employee stock-based compensation.	—	—	35,043	—	—	—	35,043
Tax effect from stock-based compensation	—	—	3,042	—	—	—	3,042
Write-off of employee stock-based compensation related deferred tax assets	—	—	(731)	—	—	—	(731)
Translation losses	—	—	—	(630)	—	—	(630)
Unrealized losses on available-for-sale securities, net	—	—	—	(944)	—	—	(944)
Net income	—	—	—	—	—	94,997	94,997

Balance at April 30, 2014	56,081,586	77	664,602	2,378	(278,683)	598,483	986,857
Exercise of common stock options	407,983	—	5,633	—	—	—	5,633
Employee stock purchase plan	563,076	1	7,718	—	—	—	7,719
Restricted stock units	1,082,385	1	—	—	—	—	1
Withholding tax deduction on restricted stock units	—	—	(4,307)	—	—	—	(4,307)
Employee stock-based compensation.	—	—	34,144	—	—	—	34,144
Tax effect from stock-based compensation	—	—	2,626	—	—	—	2,626
Write-off of employee stock-based compensation related deferred tax assets	—	—	(974)	—	—	—	(974)
Translation gains	—	—	—	14	—	—	14
Unrealized gains on available-for-sale securities, net	—	—	—	37,677	—	—	37,677
Net income	—	—	—	—	—	93,390	93,390

Balance at April 30, 2015	58,135,030	$79	$709,442	$40,069	$(278,683)	$691,873	$1,162,780

The accompanying notes are an integral part of these consolidated financial statements.

OMNIVISION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended April 30,
	2015	2014	2013
Cash flows from operating activities:
Net income	$93,390	$94,997	$42,902
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	34,686	32,726	32,524
Change in fair value of interest rate swap	(907)	(1,204)	(625)
Stock-based compensation	34,144	35,043	33,511
Tax effect from stock-based compensation	2,626	3,042	3,696
Gain on equity investments, net	(12,058)	(19,459)	(20,014)
Write-down of inventories	41,158	33,172	23,122
Excess tax benefits from stock-based compensation	(2,010)	(2,538)	(2,696)
Benefit from acquisition of production operations from VisEra	—	(3,057)	—
Gain on sale of investment in XinTec	(576)	—	—
Gain associated with WLCSP IPO	—	(23,802)	—
Gain on sale of investment in Tong Hsing	—	(1,990)	—
(Gain) loss on disposal of property, plant and equipment	(15)	(154)	152
Changes in assets and liabilities:
Accounts receivable, net	21,386	(5,956)	(58,724)
Inventories	(111,630)	128,773	(163,513)
Prepaid and deferred income taxes	(5,842)	8,272	(4,361)
Prepaid expenses and other assets	13,539	2,772	10,203
Accounts payable	(21,717)	(47,236)	29,902
Accrued expenses and other liabilities	9,029	(1,137)	5,251
Income taxes payable	(16,963)	(4,867)	3,248
Deferred revenues, less cost of revenues	(3,035)	10,496	4,798

Net cash provided by (used in) operating activities	75,205	237,893	(60,624)

Cash flows from investing activities:
Purchases of short-term investments	(356,531)	(228,244)	(309,345)
Proceeds from sales or maturities of short-term investments	301,742	96,211	327,161
Purchases of property, plant and equipment, net of sales	(11,311)	(14,849)	(35,323)
Purchase and deposits for intangible and other assets	—	(12,302)	(20,557)
Proceeds from sale of investment in XinTec	302	—	—
Proceeds from sale of investment in WLCSP	—	14,936	—
Proceeds from sale of investment in Tong Hsing	—	6,224	—
Payments for the acquisition of production operations from VisEra	—	—	(9,000)

Net cash used in investing activities	(65,798)	(138,024)	(47,064)

Cash flows from financing activities:
Repayment of long-term borrowings	(3,812)	(3,830)	(3,144)
Excess tax benefits from stock-based compensation	2,010	2,538	2,696
Proceeds from exercise of stock options and employee stock purchase plan	13,352	13,673	7,807
Final payment for acquisition of production operation from VisEra	—	(4,500)	—

Net cash provided by financing activities	11,550	7,881	7,359

Effect of exchange rate changes on cash and cash equivalents	(17)	31	8

Net increase (decrease) in cash and cash equivalents	20,940	107,781	(100,321)
Cash and cash equivalents at beginning of period	297,952	190,171	290,492

Cash and cash equivalents at end of period	$318,892	$297,952	$190,171

Supplemental cash flow information:
Taxes paid	$8,719	$3,425	$4,611

Interest paid	$2,142	$2,373	$2,570

Supplemental schedule of non-cash investing and financing activities:
Additions to intangible assets included in accruals	$—	$9,604	$—

Additions to property, plant and equipment included in accounts payable and accrued expenses and other current liabilities	$2,731	$3,877	$2,500

Write-off of employee stock-based compensation-related deferred tax assets	$974	$731	$1,637

The accompanying notes are an integral part of these consolidated financial statements.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended April 30, 2015, 2014 and 2013

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

        The results of operations for the fiscal year ended April 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2016 or any other future period.

        Proposed Acquisition by Hua Capital Management, CITIC Capital and GoldStone Investment

        On April 30, 2015, the Company entered into a definitive agreement ("Merger Agreement") to be acquired by a consortium composed of Hua Capital Management Co., Ltd. ("Hua Capital Management"), CITIC Capital Holdings Limited ("CITIC Capital"), and GoldStone Investment Co., Ltd. ("GoldStone Investment") (collectively, the "Consortium"). Under the terms of the Merger Agreement, OmniVision stockholders will receive $29.75 per share in cash, or a total of approximately $1.9 billion. The agreement was unanimously approved by the Company's Board of Directors. The transaction, which is expected to close in the third or fourth quarter of fiscal 2016, is subject to approval by OmniVision stockholders, regulatory approvals, including antitrust review in the U.S. and the People's Republic of China, review and clearance by the Committee on Foreign Investment in the U.S., clearance or approval under applicable Taiwan law, and other customary closing conditions.

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

For the Years Ended April 30, 2015, 2014 and 2013

Note 2—Summary of Significant Accounting Policies—(Continued)

  Foreign Currency Translation

        All of the Company's wholly-owned subsidiaries use the U.S. dollar as their respective functional currency. For these subsidiaries with assets or liabilities denominated in currencies other than the U.S. dollar, non-monetary assets are remeasured into U.S. dollars using historical rates of exchange. Monetary assets and liabilities are remeasured into U.S. dollars using exchange rates prevailing on the balance sheet date. The remeasurement gains or losses are included in "Other income, net." For fiscal 2015, 2014 and 2013, the Company recorded remeasurement losses of $333,000, $1.5 million and $405,000 in "Other income, net," respectively.

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

  Short-Term Investments

        The Company's short-term investments, which are classified as available-for-sale securities, are invested in high-grade corporate debt securities, municipal bonds and notes and U.S. government debt and agencies securities with a final maturity of eighteen months or less from the date of purchase.

        Short-term investments are reported at fair value at April 30, 2015 and 2014. Unrealized gains or losses are recorded in stockholders' equity and included in "Accumulated other comprehensive income." Short-term investments with declines in value which are judged to be other than temporary, of which there were none in the periods presented, would be written down to their fair values, at the time such judgment is made.

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

For the Years Ended April 30, 2015, 2014 and 2013

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

        The Company records its mortgage loan and construction loan at cost, which approximates their respective fair values as the underlying interest rates are based on risk-adjusted market rates. (See Note 7.)

        Related to the mortgage loan, the Company has an outstanding interest rate swap arrangement as of April 30, 2015. The Company recognizes this derivative instrument at the reporting date as either an asset or liability in its Consolidated Balance Sheets, measured at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the associated hedging designation. The Company has designated the swap as an economic hedge and records the changes in fair value in "Other income, net." (See Note 7.)

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

  Land-Use Rights

        The net book value of the Company's land-use rights comprises three separate arrangements. One of the Company's wholly-owned subsidiaries, OmniVision Semiconductor (Shanghai) Co. Ltd. ("OSC"), formerly Hua Wei Semiconductor (Shanghai) Co. Ltd., holds a land-use right that was acquired from

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2015, 2014 and 2013

Note 2—Summary of Significant Accounting Policies—(Continued)

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2015, 2014 and 2013

Note 2—Summary of Significant Accounting Policies—(Continued)

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2015, 2014 and 2013

Note 2—Summary of Significant Accounting Policies—(Continued)

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

  Research, Development and Related

        The Company recognizes the costs associated with the internal development of intellectual property rights as expense when incurred. Also included in "Research, Development and Related" are expenses associated with patent, copyright, trademark and trade secrets. The Company recorded the following research and development expenses for the periods presented (in thousands):

	Year Ended April 30,
	2015	2014	2013
Research and development expenses	$131,187	$114,224	$109,026

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2015, 2014 and 2013

Note 2—Summary of Significant Accounting Policies—(Continued)

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

  Stock-Based Compensation

        The Company recognizes in its consolidated financial statements all share-based payments to employees, including grants of employee stock options and of other stock-based compensation under the 2007 Equity Incentive Plan and the 2000 Stock Plan, and employee stock purchases under the 2009 Employee Stock Purchase Plan, based on their respective measurement date fair values.

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

  Basic and Diluted Net Income Per Share

        Basic net income per share is computed by dividing the income available to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share, which is calculated using the treasury stock method, reflects the

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2015, 2014 and 2013

Note 2—Summary of Significant Accounting Policies—(Continued)

additional dilution from potential issuance of common stock. Potential common stock consists of incremental common shares issuable upon the exercise of stock options, purchases via employee stock purchase plans, and vesting of restricted stock units. The calculation of diluted net income per share excludes potential common stock if the effect of such stock is antidilutive.

  Recent Accounting Pronouncements

        In April 2014, the Financial Accounting Standards Board ("FASB") revised the authoritative guidance on reporting discontinued operations. The revised guidance specifies that a disposal of a component of an entity or a group of components of an entity is required to be reported in a discontinued operation if the disposal represents a strategic shift that has, or will have a major effect on an entity's operations and financial results. The guidance also changes the requirements for reporting discontinued operations which requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The guidance is effective for the Company beginning in the first quarter of fiscal 2016. The Company is currently evaluating the impact this guidance may have on its financial position, results of operations and cash flows.

        In May 2014, the FASB issued new authoritative guidance for revenue recognition. The new revenue recognition guidance provides a comprehensive framework to address revenue recognition issues for all contracts with customers, and supersedes most previously-issued industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle and apply the new guidance, entities will follow a five-step approach: Step 1) identify the contracts with the customer; Step 2) identify the separate performance obligations in the contract; Step 3) determine the transaction price; Step 4) allocate the transaction price to separate performance obligations; and Step 5) recognize revenue when, or as, each performance obligation is satisfied. The new guidance is required to be applied retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The guidance is effective for the Company beginning in the first quarter of fiscal 2018. In April 2015, the FASB proposed a one-year deferral of the effective date of the guidance, with an option that would permit companies to adopt the standard as early as the original effective date. Thus far, this proposed deferral has not been finalized. The Company has not yet selected the transition method, and is currently evaluating the impact this guidance may have on its financial position, results of operations and cash flows.

        In August 2014, the FASB issued new authoritative guidance related to the disclosures around going concern. The new guidance specifies management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures, if applicable. The new guidance is effective for the Company beginning in the first quarter of fiscal 2018. Early adoption is permitted. The Company does not expect the adoption of this guidance to have any material effect on its financial position, results of operations and cash flows.

        In January 2015, the FASB revised the authoritative guidance on reporting extraordinary items by eliminating such concept from GAAP. Previously, if an event or transaction meets the criteria for

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2015, 2014 and 2013

Note 2—Summary of Significant Accounting Policies—(Continued)

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

        In February 2015, the FASB revised the authoritative guidance for consolidation. The revised guidance affects reporting entities that are required to evaluate whether they should consolidate certain legal entities, and all legal entities are subject to reevaluation under the revised consolidation model. Other than modifying the evaluation guidance for limited partnerships and similar legal entities, the revised guidance also affects the consolidation analysis of reporting entities that are involved with variable-interest-entities. The guidance is effective for the Company beginning in the first quarter of fiscal 2017. The Company is currently evaluating the impact this guidance may have on its financial position, results of operations and cash flows.

Note 3—Short-Term Investments

        Available-for-sale securities as of the dates presented were as follows (in thousands):

	As of April 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal bonds	$20,584	$2	$(6)	$20,580
U.S. government debt securities with maturities less than one year	25,041	2	(1)	25,042
Corporate debt securities/commercial paper	159,713	13	(77)	159,649

	$205,338	$17	$(84)	$205,271

Contractual maturity dates, less than one year				$204,770
Contractual maturity dates, one to two years				501

				$205,271

	As of April 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal bonds	$6,168	$1	$(2)	$6,167
Corporate debt securities/commercial paper	146,866	6	(46)	146,826

	$153,034	$7	$(48)	$152,993

Contractual maturity dates, less than one year				$142,758
Contractual maturity dates, one to two years				10,235

				$152,993

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2015, 2014 and 2013

Note 3—Short-Term Investments—(Continued)

        The Company sold available-for-sale investments, primarily marketable debt instruments, for proceeds of approximately $32.0 million, $35.5 million and $275.3 million in fiscal 2015, 2014 and 2013, respectively. The Company employs the specific-identification method in the determination of any applicable gain or loss on the sale of the investment.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2015, 2014 and 2013

Note 4—Supplemental Balance Sheet Account Information (in thousands)

	April 30,
	2015	2014
Cash and cash equivalents:
Cash	$242,884	$195,141
Money market funds, commercial paper and U.S. government bonds	76,008	102,811

	$318,892	$297,952

Accounts receivable, net:
Accounts receivable	$153,965	$176,576
Less: Allowance for doubtful accounts	(924)	(998)
Allowance for sales returns	(1,955)	(3,106)

	$151,086	$172,472

Inventories:
Work in progress	$147,586	$107,621
Finished goods	196,380	163,314

	$343,966	$270,935

Prepaid expenses and other current assets:
Prepaid expenses	$4,250	$4,285
Deposits and other	377	1,284
Interest receivable	1,001	1,007

	$5,628	$6,576

Property, plant and equipment, net:
Land	$13,000	$13,000
Buildings	82,624	82,547
Buildings/leasehold improvements	29,452	29,123
Machinery and equipment	121,270	119,762
Furniture and fixtures	5,034	5,002
Software	8,918	8,774
Construction in progress	1,636	2,894

	261,934	261,102
Less: Accumulated depreciation and amortization	(116,720)	(107,310)

	$145,214	$153,792

Other long-term assets:
Deferred tax assets—non-current	$604	$528
Land-use rights	2,124	2,180
Other long-term assets	21,427	29,821

	$24,155	$32,529

Accrued expenses and other current liabilities:
Deferred tax liabilities—current	86	144
Employee compensation	15,268	15,176
Third party commissions	389	380
Professional services	2,961	2,270
Noncancelable purchase commitments	1,788	647
Rebates	2,802	1,511
Other	13,818	11,831

	$37,112	$31,959

Other long-term liabilities:
Interest rate swap	$2,073	$2,980
Deferred tax liabilities—non-current	20,232	3,731
Other	1,593	5,107

	$23,898	$11,818

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2015, 2014 and 2013

Note 5—Long-Term Investments

        Long-term investments as of the dates indicated consisted of the following (in thousands):

	April 30,
	2015	2014
VisEra	$134,392	$115,943
WLCSP	38,127	33,805
XinTec	19,502	4,661

Total	$192,021	$154,409

  VisEra Technologies Company, Ltd.

        In October 2003, the Company and Taiwan Semiconductor Manufacturing Company Limited ("TSMC") entered into an agreement to form VisEra Technologies Company, Ltd. ("VisEra"), a joint venture in Taiwan, for the purposes of providing certain manufacturing and automated final testing services related to complementary metal oxide semiconductor ("CMOS") image sensors. In August 2005, under an amendment to the original 2003 joint-venture agreement, the Company and TSMC formed VisEra Holding Company ("VisEra Cayman"), a company incorporated in the Cayman Islands, and VisEra became a subsidiary of VisEra Cayman. The Company and TSMC have equal interests in VisEra Cayman. As of April 30, 2015, the Company owned 49.1% of VisEra Cayman.

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

        The Company received the following dividend payments from VisEra during the periods presented (in thousands):

	Year Ended April 30,
	2015	2014	2013
Dividend payments received from VisEra	$17,101	$—	$13,760

        The Company accounts for its investment in VisEra under the equity method. The following table presents equity income before elimination of unrealized intercompany profits and the equity income recorded by the Company for the periods indicated in "Cost of revenues," consisting of its portion of

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2015, 2014 and 2013

Note 5—Long-Term Investments—(Continued)

the net income recorded by VisEra during the periods presented after the elimination of unrealized intercompany profits (in thousands).

	Year Ended April 30,
	2015	2014	2013
Equity income	$6,951	$10,710	$20,274

Net effect on Cost of revenues, after the elimination of unrealized intercompany profits	$7,788	$17,228	$15,752

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

        The issuance price of $3.14 for the 37.2 million new shares was higher than the Company's average per share carrying value for WLCSP. Consequently, the Company recognized a non-cash change-in-interest gain of approximately $14.1 million. In addition, with the sale of 5.1 million shares during the IPO, the Company received net cash proceeds of approximately $15.1 million, and recognized approximately $9.7 million as gain on the sale. The change-in-interest gain and the realized gain from the share sale, totaling approximately $23.8 million, were recorded in "Other income, net" for the three months ended January 31, 2014.

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2015, 2014 and 2013

Note 5—Long-Term Investments—(Continued)

        As of April 30, 2015, the 30.3 million WLCSP shares owned by the Company represented an ownership percentage of 13.3%. The Company received the following dividend payments from WLCSP during the periods presented (in thousands):

	Year Ended April 30,
	2015	2014	2013
Dividend payments received from WLCSP	$726	$830	$890

        The Company accounts for its investment in WLCSP under the equity method. The following table presents equity income recorded by the Company for the periods indicated in "Equity in earnings of investee," consisting of its portion of the net income recorded by WLCSP during the periods presented, and equity method investment adjustments (in thousands). In the fourth quarter of fiscal 2014, to comply with China's securities laws after WLCSP's IPO, the Company introduced a one-month lag in its equity method of accounting for WLCSP. As such, for fiscal 2015, the Company included its share of WLCSP's earnings from April 1, 2014 to March 31, 2015.

	Year Ended April 30,
	2015	2014	2013
Equity income	$4,270	$4,009	$3,832

  XinTec, Inc.

        XinTec, Inc. ("XinTec") is a Taiwan-based supplier of chip scale packaging services. The Company first made investments in XinTec in April 2003, for $2.8 million. Through January 31, 2015, the Company directly owned 9.8 million shares in XinTec, representing an ownership percentage of 4.1%. Separately, VisEra Cayman owned 37.2 million shares in XinTec, representing another 15.6% ownership. Consequently, the Company's beneficial ownership percentage in XinTec was approximately 11.8%. The Company accounted for XinTec as a cost method investment then.

        In March 2015, XinTec successfully completed its IPO and became a listed company on the Taiwan Stock Exchange. As part of the IPO, XinTec issued 30.0 million new shares and increased the total shares outstanding to 268.2 million shares. The Company also participated in the IPO as selling shareholder and sold 224,357 shares at approximately $1.35 per share, realizing a gain of approximately $195,000. As of April 30, 2015, the remaining 9.6 million XinTec shares owned by the Company represented an ownership percentage of 3.6%. The lock-up period for 4.8 million shares will expire in September 2015, and the lock-up period for the remainder will expire in March 2016. VisEra Cayman also participated in the IPO as selling shareholder and sold 0.9 million shares. VisEra Cayman's remaining 36.4 million shares in XinTec represented a 13.6% ownership. Consequently, as of April 30, 2015, the Company's beneficial ownership percentage in XinTec totaled approximately 10.2%.

        As XinTec's share price became readily determinable, the Company started to record its investment in XinTec on a mark-to-market basis, net of deferred taxes. In the fourth quarter of fiscal 2015, the Company recorded an unrealized gain of approximately $9.1 million in "Accumulated other comprehensive income," representing the difference between the fair value of the XinTec shares owned by the Company as of April 30, 2015 and the original carrying value of those shares under the cost

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2015, 2014 and 2013

Note 5—Long-Term Investments—(Continued)

method, net of deferred taxes. Concurrently, VisEra Cayman also started to report its ownership in XinTec on a mark-to-market basis, and the Company recorded $28.6 million in "Accumulated other comprehensive income," representing its share of VisEra Cayman's unrealized gain on XinTec.

  Tong Hsing Electronic Industries, Limited

        Tong Hsing Electronic Industries, Limited ("Tong Hsing") is a Taiwan-based public company principally engaged in the development and production of microelectronic packaging technologies. In December 2009, the Company obtained 0.8% of the outstanding shares of common stock of Tong Hsing, or 996,250 shares, when Tong Hsing acquired ImPac Technology Co., Ltd. ("ImPac") in a stock-for-stock exchange. Prior to the exchange, the Company owned 25.7% of ImPac. In June 2010 and June 2011 the Company participated in Tong Hsing's secondary offering and purchased 95,570 and 115,481 shares, respectively, for corresponding amounts of approximately $282,000 and $421,000. In October 2013, the Company sold its entire investment in Tong Hsing, which amounted to an ownership percentage in Tong Hsing of approximately 0.7%. With the sale, the Company recorded a gain of approximately $2.0 million in "Other income, net" for the three months ended October 31, 2013.

        Prior to stock sale in October 2013, the Company reported its investment in Tong Hsing on a mark-to-market basis, net of deferred taxes, since the shares of Tong Hsing are traded on the Taiwan Stock Exchange and the share price is readily determinable. For the periods indicated, the Company recorded the following unrealized holding gains in "Accumulated other comprehensive income" (in thousands):

	Year Ended April 30,
	2015	2014	2013
Unrealized holding gains	$—	$566	$859

  Phostek, Inc.

        Phostek, Inc. ("Phostek") is a privately held company that develops and manufactures light emitting diodes in Taiwan. The Company made an investment in Phostek in February 2012, for a total of $2.0 million in cash, and accounted for this investment using the cost method. In July 2013, based on a combination of factors, including Phostek's accumulated losses and its decision to not pursue any additional fundings to support its original business plans, the Company concluded that the investment in Phostek should be impaired in its entirety. Consequently, the Company recorded an impairment charge of $2.0 million in "Other income, net" during the three months ended July 31, 2013.

        The following table presents the summary financial information of VisEra and WLCSP, as derived from their respective financial statements for the periods indicated. As mentioned above, the Company introduced a one-month lag in its equity method of accounting for WLCSP in the fourth quarter of fiscal 2014. The summary financial information of WLCSP reflects this change and the resulting

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2015, 2014 and 2013

Note 5—Long-Term Investments—(Continued)

information as used by the Company for its equity method of accounting for WLCSP in fiscal 2015 and 2014. Each investee's financial information was prepared under GAAP (in thousands):

  VisEra Holding Company

	Year Ended April 30,
	2015	2014	2013
Operating data:
Revenues	$109,403	$131,850	$169,969
Gross profit	28,060	50,426	58,531
Income from operations	19,146	40,312	47,512
Net income	$16,622	$32,121	$31,921

	April 30,
	2015	2014
Balance sheet data:
Current assets	$169,759	$189,399
Long-term assets	161,328	112,956
Current liabilities	27,616	38,086
Long-term liabilities	$—	$—

  China WLCSP Limited

	12 Months Ended March 31, 2015	11 Months Ended March 31, 2014	12 Months Ended April 30, 2013
Operating data:
Revenues	$105,887	$75,480	$57,340
Gross profit	55,114	40,909	31,348
Income from operations	27,799	26,428	23,742
Net income	$31,986	$23,055	$20,520

	March 31, 2015	March 31, 2014
Balance sheet data:
Current assets	$121,325	$221,547
Long-term assets	222,534	134,482
Current liabilities	38,357	96,570
Long-term liabilities	$19,121	$3

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2015, 2014 and 2013

Note 5—Long-Term Investments—(Continued)

        The Company's share of undistributed earnings of investees accounted for by the equity method as of the dates indicated were as follows (in thousands):

	April 30,
	2015	2014
Undistributed earnings of investees	$61,408	$66,772

Note 6—Goodwill and Intangible Assets

  Goodwill

        There was no change to the carrying value of the Company's goodwill during fiscal 2015 and 2014 as noted below (in thousands):

	Year Ended April 30,
	2015	2014
Beginning balance, May 1	$10,227	$10,227
Changes to carrying value	—	—

Ending balance, April 30	$10,227	$10,227

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

        Intangible assets as of the dates indicated consisted of the following (in thousands):

	April 30, 2015
	Cost	Accumulated Amortization	Net Book Value
Acquired patent portfolio	$65,000	$37,917	$27,083
Core technology	36,100	29,923	6,177
Patents and licenses	36,066	17,105	18,961
Trademarks and tradenames	1,400	1,400	—
Customer relationships	340	274	66

Intangible assets, net	$138,906	$86,619	$52,287

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2015, 2014 and 2013

Note 6—Goodwill and Intangible Assets—(Continued)

	April 30, 2014
	Cost	Accumulated Amortization	Net Book Value
Acquired patent portfolio	$65,000	$28,631	$36,369
Core technology	36,100	27,980	8,120
Patents and licenses	36,066	14,438	21,628
Trademarks and tradenames	1,400	1,400	—
Customer relationships	340	240	100

Intangible assets, net	$138,906	$72,689	$66,217

        The following table presents the amortization of intangibles recorded by the Company for the periods indicated (in thousands):

	Year Ended April 30,
	2015	2014	2013
Amortization of intangible assets	$4,644	$3,207	$3,638

Amortization of acquired patent portfolio	$9,286	$9,286	$9,286

        The total expected future annual amortization of these intangible assets is as follows (in thousands):

Years Ending April 30,
2016	$13,753
2017	13,627
2018	12,546
2019	3,234
2020	2,434
Thereafter	6,693

Total	$52,287

Note 7—Borrowing Arrangements and Related Derivative Instruments

        The following table sets forth the Company's debt as of the dates indicated (in thousands):

	April 30,
	2015	2014
Mortgage loan	$23,099	$23,653
Construction loan	8,996	12,179

	32,095	35,832
Less: amount due within one year	(7,096)	(3,802)

Non-current portion of long-term debt	$24,999	$32,030

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2015, 2014 and 2013

Note 7—Borrowing Arrangements and Related Derivative Instruments—(Continued)

        As of April 30, 2015, aggregate debt maturities were as follows (in thousands):

Years Ending April 30,	Mortgage Loan	Construction Loan	Total
2016	$554	$6,542	$7,096
2017	22,545	2,454	24,999

Total	$23,099	$8,996	$32,095

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

        The Mortgage Loan matures on March 31, 2017, and borrowings under the Mortgage Loan accrue interest at the London Interbank Borrowing Rate ("LIBOR") plus 90 basis points. The Company was in compliance with the financial covenants of the Loan and Security Agreement as of April 30, 2015.

        Interest rates under the Mortgage Loan for the dates indicated are set forth below:

	April 30,
	2015	2014
Mortgage Loan	1.1%	1.1%

        In conjunction with the Mortgage Loan, the Company entered into an interest rate swap with the same bank to effectively convert the variable interest rate described above to a fixed rate. The swap is for a period of ten years, and the notional amount of the swap approximates the principal outstanding under the Mortgage Loan. The Company is the fixed rate payer under the swap and the rate is fixed at 5.3% per annum and the effective rate on the Mortgage Loan is fixed at approximately 6.2%. The Company had a second interest rate swap associated with the Term Loan that fixed the Term Loan's interest rate at 4.3% per annum and fixed the effective rate at approximately 5.5%. The second swap expired in July 2012 when the Term Loan matured and was paid off.

  Construction Loan

        On August 3, 2009, OmniVision Technologies (Shanghai) Co., Ltd., a wholly-owned subsidiary of the Company, entered into a Fixed Assets Loan Agreement with a bank in China (the "Construction Loan"). The purpose of the Construction Loan was to construct a research center for the Company in Pudong Development Zone, the Zhang Jiang Science Park in Shanghai, China. During the second quarter of fiscal 2011, the Company completed the construction of the research center. As of April 30, 2015, the total amount outstanding under the Construction Loan was Chinese Yuan 55.0 million, or approximately $9.0 million. The Construction Loan matures on June 30, 2016.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2015, 2014 and 2013

Note 7—Borrowing Arrangements and Related Derivative Instruments—(Continued)

        The interest rate under the Construction Loan is based on an indicative rate as published by the Chinese government, and will be adjusted only at the anniversary of each drawdown. The interest rate under the Construction Loan was 5.6% and 5.9% at April 30, 2015 and 2014, respectively. The Company was in compliance with the financial covenants of the Fixed Assets Loan Agreement as of April 30, 2015.

  Derivative Instruments and Hedging Activities

        As indicated above, the Company entered into two separate interest rate swaps in connection with the Mortgage Loan and the Term Loan. The interest rate swap related to the Mortgage Loan is scheduled to expire in March 2017, while the interest rate swap related to the Term Loan expired on July 31, 2012. The swaps were set up to reduce the effect of interest rate variability on the two loans' interest payments. During the setup, the Company did not designate the two interest rate swaps as hedging instruments. Consequently, the Company had to remeasure the two interest rate swaps at fair value at each subsequent balance sheet date, and immediately recognize any changes to the fair values in earnings. On the Consolidated Balance Sheet, the Company records the swaps as either assets or liabilities, depending on whether the fair value represents net gains or net losses. (See Note 11.)

        The table below presents the location of the swaps on the Consolidated Statements of Income and Consolidated Balance Sheets, and the related effects on the Company's results of operations and financial positions for the periods indicated (in thousands):

	Year Ended April 30,
	2015	2014	2013
Location of amounts recognized in Consolidated Statements of Income and amount of gains:
Other income, net	$907	$1,204	$625

	April 30,
	2015	2014
Location of amounts on Consolidated Balance Sheets and fair values:
Other long-term liabilities	$2,073	$2,980

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2015, 2014 and 2013

Note 8—Income Taxes

        The provision for (benefit from) income taxes consists of the following (in thousands):

	Year Ended April 30,
	2015	2014	2013
Current:
Federal	$5,891	$5,802	$7,746
State	14	17	16
Foreign	(10,824)	(4,315)	3,863

Total current	(4,919)	1,504	11,625

Deferred:
Federal	(3,910)	6,066	(2,261)
State	22	1,832	(837)
Foreign	(2,686)	530	(1,265)

Total deferred	(6,574)	8,428	(4,363)

Total provision (benefit)	$(11,493)	$9,932	$7,262

        Income (loss) before income taxes consisted of (in thousands):

	Year Ended April 30,
	2015	2014	2013
United States	$(16,332)	$(16,581)	$(20,996)
International	98,229	121,510	71,160

Total	$81,897	$104,929	$50,164

        The provision for (benefit from) income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35.0% to "Income before income taxes" as a result of the following (in thousands):

	Year Ended April 30,
	2015	2014	2013
Provision based on statutory federal income tax rate	$28,663	$36,725	$17,557
State income tax expense (benefit), net of federal tax benefit	36	1,849	(868)
Foreign rate differential	(45,613)	(32,481)	(14,843)
Non-deductible stock-based compensation	6,458	6,678	7,412
Tax credits	(3,683)	(3,691)	(3,409)
Prior year adjustment	—	—	1,184
Non-deductible executive compensation	1,278	554	175
Non-deductible transaction costs	1,143	—	—
Other	225	298	54

Tax provision (benefit)	$(11,493)	$9,932	$7,262

        The effective tax rates for fiscal 2015, 2014 and 2013 are less than the combined U.S. federal and state statutory rate of approximately 40%, principally because the Company earns a significant portion of its profits in jurisdictions where tax rates are lower than the combined U.S. federal and state

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2015, 2014 and 2013

Note 8—Income Taxes—(Continued)

statutory rate. In fiscal 2015, the Company included in the amount of foreign rate differential a $21.6 million reduction of unrecognized tax benefits, including the related interest and penalties, due to the conclusion of a tax examination in a foreign jurisdiction and lapses of applicable statute of limitations.

        On May 1, 2014, the Company adopted the accounting guidance issued by the FASB regarding the presentation of certain unrecognized tax benefits in the financial statements. Under the guidance, a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss ("NOL") carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The guidance should be applied prospectively to all unrecognized tax benefits, and retrospective application is optional. The Company adopted this guidance prospectively. As a result of, the adoption, the Company decreased "Long-term income taxes payable" by approximately $13.3 million, and correspondingly increased "Deferred tax liabilities—non-current" by the same amount.

        The Tax Increase Prevention Act, which was signed into law on December 19, 2014, retroactively extended the U.S. Federal research and development tax credit ("Federal R&D Credit") from January 1, 2014 to December 31, 2014. The American Taxpayer Relief Act, which was signed into law on January 2, 2013, retroactively extended the Federal R&D Credit from January 1, 2012 to December 31, 2013. Both enacted tax law changes resulted in respective incremental tax benefits in fiscal 2015 and 2013, from the retroactively extended Federal R&D Credit.

        The components of net deferred tax assets (liabilities) included in the Consolidated Balance Sheets for the fiscal years indicated were (in thousands):

	April 30,
	2015	2014
Deferred tax assets:
Tax credits	$14,863	$28,589
Net operating losses	1,476	3,099
Stock-based compensation expenses	8,046	7,406
Unrealized loss on interest rate swap	726	1,044
Fixed assets	794	533
Accruals, reserves and other	6,132	6,174

Gross deferred tax assets	32,037	46,845
Valuation allowance	(14,928)	(17,326)

Deferred tax assets	17,109	29,519

Deferred tax liabilities:
Undistributed earnings of non-US equity investees not permanently reinvested	(24,111)	(25,771)
Unrealized gain on available-for-sale securities	(5,852)	—
Other	(1,916)	(2,122)

Deferred tax liabilities	(31,879)	(27,893)

Net deferred tax assets (liabilities)	$(14,770)	$1,626

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2015, 2014 and 2013

Note 8—Income Taxes—(Continued)

        The deferred tax assets related to tax credits and NOL as of April 30, 2015 are presented net of unrecognized tax benefits, pursuant to the May 2014 adoption of the accounting guidance mentioned above.

        The Company has elected to derecognize both the gross deferred tax assets and the offsetting valuation allowance pertaining to NOL and tax credit carryforwards that represent excess tax benefits from stock-based awards. Recognition of a deferred tax asset for excess tax benefits due to stock-based compensation deductions that have not yet been realized through a reduction in income taxes payable is prohibited. Such unrecognized deferred tax benefits totaled $17.9 million and $18.7 million as of April 30, 2015 and 2014, respectively, and, if and when realized through a reduction in income taxes payable, will be accounted for as a credit to additional paid-in capital.

        Management regularly assesses the realizability of deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction by jurisdiction basis. Deferred tax assets in the amount of $14.9 million and $17.3 million at April 30, 2015 and 2014, respectively, primarily pertain to California R&D tax credit carryovers that the Company believes it is not more-likely-than-not that the Company will realize; therefore, a valuation allowance has been established against such deferred tax assets. In the future, if the credit is utilized and the valuation allowance is released, the release of valuation allowance will be accounted for as a reduction of the income tax expense in the year such event occurs.

        As of April 30, 2015, the Company has U.S. federal and California NOL carryforwards for income tax return purposes of $3.1 million and $31.4 million, respectively. If not utilized, the U.S. federal NOL will begin to expire in fiscal 2029 and the California NOL will begin to expire in fiscal 2032. The Company has U.S. federal and California R&D tax credits for income tax return purposes of $33.6 million and $40.5 million, respectively. If not utilized, the U.S. federal R&D tax credits will begin to expire in fiscal 2026 and the California R&D tax credits will be carried over indefinitely.

        The Company has not provided U.S. federal and state income taxes, as well as foreign withholding taxes, on approximately $565.2 million of undistributed earnings for certain non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investment in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.

        The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating the tax positions and determining the provision for (benefit from) income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite the Company's belief that the tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as lapses of the relevant statute of limitations. The provision for (benefit from) income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2015, 2014 and 2013

Note 8—Income Taxes—(Continued)

        A reconciliation of the beginning balance and the ending balance of gross unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	April 30,
	2015	2014	2013
Balance at beginning of fiscal year	$84,231	$90,561	$87,433
Increases in balances related to tax positions taken during current year	5,493	4,345	6,288
Decreases as a result of lapses of the applicable statute of limitations	(15,288)	(8,507)	(3,123)
Decrease in balance relating to settlement with taxing authorities	(4,631)	—	—
Increases in balances related to tax positions taken during prior years	6,675	1,363	422
Decreases in balances related to tax positions taken during prior years	—	(3,531)	(459)

Balance at end of fiscal year	$76,480	$84,231	$90,561

        A reconciliation of the gross unrecognized tax benefits, including interest and penalties, as presented on the Consolidated Balance Sheets is as follows (in thousands):

	April 30,
	2015	2014
Recorded as an increase in deferred tax liabilities—non-current	$35,260	$14,424
Recorded as a decrease in deferred tax assets—non-current	2,226	—
Long-term income taxes payable	55,150	86,498

Balance at end of fiscal year	$92,636	$100,922

        The Company includes interest, penalties and foreign exchange gain or loss related to unrecognized tax benefits within the provision for (benefit from) income taxes in the Consolidated Statements of Income. The Company recognized the following net amounts of interest and penalties and the related foreign exchange gain or loss for the periods presented (in thousands):

	Year Ended April 30,
	2015	2014	2013
Recognized interest and penalties, net	$(535)	$502	$1,449

        Included in the fiscal 2015 and 2014 net amounts of interest and penalties are benefits of $1.9 million and $394,000, respectively, primarily due to the reversal of accrued interest and penalties related to the reductions to unrecognized tax benefits as a result of the conclusion of a tax examination in a foreign jurisdiction and lapses of the statute of limitations.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2015, 2014 and 2013

Note 8—Income Taxes—(Continued)

        The Company had cumulatively accrued the following amounts for potential interest and penalties as of the dates indicated (in thousands):

	April 30,
	2015	2014
Balance at end of fiscal year	$16,156	$16,691

        The total amount of unrecognized tax benefits, net of federal benefit for the deduction of such items as interest that, if recognized, would affect the effective tax rate is $84.8 million as of April 30, 2015. One or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

        The Company files U.S. federal and state, as well as foreign, tax returns. For such returns, the Company is generally no longer subject to tax examinations for years prior to fiscal 2004. The Company was under tax examination in a foreign jurisdiction, starting from the fiscal year ended April 30, 2004. This tax examination was concluded in November 2014, with the Company reaching a settlement agreement with the foreign jurisdiction taxing authority that covered from fiscal year ended April 30, 2004 to fiscal year ended April 30, 2013. As of April 30, 2015, the Company anticipates that the balance of gross unrecognized tax benefits will decrease by $5.3 million due to lapses of the applicable statutes of limitations in certain jurisdictions over the next 12 months.

        In fiscal 2013, the Company obtained a partial tax holiday from the Singapore Economic Development Board, an agency of the Government of Singapore. This partial tax holiday allows for reduced rates of Singapore income tax on certain classes of income generated from the Company's business operations in Singapore, from September 1, 2012 through August 31, 2022. In order to retain these tax benefits in Singapore, the Company must meet several requirements as to capital and business spending, headcount and activities. For fiscal 2015, the effect of the Singapore partial tax holiday, in the aggregate, was increasing the overall benefit from income taxes from what it otherwise would have been by $25.0 million, thus increasing diluted net income per share by $0.42.

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

For the Years Ended April 30, 2015, 2014 and 2013

Note 9—Net Income Per Share—(Continued)

        The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Year Ended April 30,
	2015	2014	2013
Basic:
Numerator:
Net income	$93,390	$94,997	$42,902

Denominator:
Weighted average common shares for net income per share	57,563	55,537	53,529

Basic net income per share	$1.62	$1.71	$0.80

Diluted:
Numerator:
Net income	$93,390	$94,997	$42,902

Denominator:
Denominator for basic net income per share	57,563	55,537	53,529
Weighted average effect of dilutive securities:
Stock options, restricted stock units and employee stock purchase plan shares	1,953	506	142

Weighted average common shares for diluted net income per share	59,516	56,043	53,671

Diluted net income per share	$1.57	$1.70	$0.80

Antidilutive common stock subject to outstanding options (excluded from the calculation of diluted net income per share)	661	2,510	2,957

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2015, 2014 and 2013

Note 10—Comprehensive Income

        The following table presents the components of other comprehensive income (loss) and related tax effects for the periods indicated (in thousands):

	Year Ended April 30, 2015			Year Ended April 30, 2014			Year Ended April 30, 2013
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Translation gains	$22	$(8)	$14	$53	$(18)	$35	$431	$(151)	$280
Reclassification adjustments for gains on sale of WLCSP	—	—	—	(1,023)	358	(665)	—	—	—
Unrealized gains on available-for-sale securities	44,097	(5,843)	38,254	528	(185)	343	839	(148)	691
Reclassification adjustments for (gains) losses on available-for-sale securities	(577)	—	(577)	(1,641)	354	(1,287)	18	(7)	11

Total other comprehensive income (loss)	$43,542	$(5,851)	$37,691	$(2,083)	$509	$(1,574)	$1,288	$(306)	$982

        The following table presents the components of, and the changes in, accumulated other comprehensive income for the periods indicated (in thousands):

	Balance at May 1, 2013	Other Comprehensive Income (Loss), Before Tax	Amounts Reclassified out of Accumulated Other Comprehensive Income	Related Tax Effects	Balance at April 30, 2014
Accumulated translation gains	$3,036	$53	$(1,023)	$340	$2,406
Accumulated unrealized gains (losses) on available-for-sale securities, net	916	528	(1,641)	169	(28)

Total accumulated other comprehensive income	$3,952	$581	$(2,664)	$509	$2,378

	Balance at May 1, 2014	Other Comprehensive Income (Loss), Before Tax	Amounts Reclassified out of Accumulated Other Comprehensive Income	Related Tax Effects	Balance at April 30, 2015
Accumulated translation gains	$2,406	$22	$—	$(8)	$2,420
Accumulated unrealized gains (losses) on available-for-sale securities, net	(28)	44,097	(577)	(5,843)	37,649

Total accumulated other comprehensive income	$2,378	$44,119	$(577)	$(5,851)	$40,069

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2015, 2014 and 2013

Note 10—Comprehensive Income—(Continued)

        The following table sets forth the amounts reclassified out of Accumulated Other Comprehensive Income into the Consolidated Statements of Income and the associated presentation location, for the periods indicated (in thousands):

		Year Ended April 30,
Comprehensive Income Components	Location	2015	2014	2013
Accumulated translation gains	Other income, net	$—	$(1,023)	$—
Accumulated unrealized gains (losses) on available-for-sale securities, net	Other income, net	(577)	(1,641)	—

	Total amounts reclassified out of Accumulated Other Comprehensive Income	$(577)	$(2,664)	$—

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

For the Years Ended April 30, 2015, 2014 and 2013

Note 11—Fair Value Measurements—(Continued)

        The following table presents the Company's financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of the date indicated (in thousands):

	April 30, 2015
	Total	Level 1	Level 2	Level 3
Money market funds	$15,338	$15,338	$—	$—
U.S. government debt securities and municipal bonds	65,783	—	65,783	—
Corporate debt securities/commercial paper	200,158	—	200,158	—
Equity investment in XinTec	19,502	19,502	—	—

Total assets	$300,781	$34,840	$265,941	$—

Interest rate swap	$(2,073)	$—	$(2,073)	$—

Total liabilities	$(2,073)	$—	$(2,073)	$—

        The following table presents the Company's financial assets and liabilities that are measured at fair value on a recurring basis which were presented on the Company's Consolidated Balance Sheets as of the date indicated (in thousands):

	April 30, 2015
	Total	Level 1	Level 2	Level 3
Cash equivalents	$76,008	$15,338	$60,670	$—
Short-term investments	205,271	—	205,271	—
Long-term investments	19,502	19,502	—	—

Total assets	$300,781	$34,840	$265,941	$—

Interest rate swap	$(2,073)	$—	$(2,073)	$—

Total liabilities	$(2,073)	$—	$(2,073)	$—

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2015, 2014 and 2013

Note 11—Fair Value Measurements—(Continued)

        The following table presents the Company's financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of the date indicated (in thousands):

	April 30, 2014
	Total	Level 1	Level 2	Level 3
Money market funds	$57,207	$57,207	$—	$—
U.S. government debt securities and municipal bonds	17,834	—	17,834	—
Corporate debt securities/commercial paper	180,764	—	180,764	—

Total assets	$255,805	$57,207	$198,598	$—

Interest rate swaps	$(2,980)	$—	$(2,980)	$—

Total liabilities	$(2,980)	$—	$(2,980)	$—

        The following table presents the Company's financial assets and liabilities that are measured at fair value on a recurring basis which were presented on the Company's Consolidated Balance Sheets as of the date indicated (in thousands):

	April 30, 2014
	Total	Level 1	Level 2	Level 3
Cash equivalents	$102,812	$57,207	$45,605	$—
Short-term investments	152,993	—	152,993	—

Total assets	$255,805	$57,207	$198,598	$—

Interest rate swaps	$(2,980)	$—	$(2,980)	$—

Total liabilities	$(2,980)	$—	$(2,980)	$—

        There have been no transfers between Level 1 and Level 2 in fiscal 2015, 2014, and 2013. The Company did not hold any investments classified as Level 3 as of April 30, 2015.

        For the Company's interest rate swap, the Company obtains fair value quotes from the issuing bank and assesses the quotes for reasonableness by comparing them to the present values of expected cash flows. The present value approach is based on observable market interest rate curves that are commensurate with the terms of the interest rate swap. The carrying value represents the fair value of the swap, as adjusted for any non-performance risk associated with the Company. XinTec completed its IPO and became a listed company on the Taiwan Stock Exchange. The Company started to record its investment in XinTec on a mark-to-market basis. The fair value of the investment in XinTec as of April 30, 2015 was based on the per share closing price of the stock on the Taiwan Stock Exchange.

        Due to their short maturities, the reported amounts of the Company's financial instruments, including cash equivalents, short-term investments, accounts receivable, accounts payable and other current liabilities approximate their fair values.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2015, 2014 and 2013

Note 11—Fair Value Measurements—(Continued)

        For its investment in WLCSP, the Company uses the equity method of accounting. (See Note 5.) As of April 30, 2015, using the per share closing price of the stock of $8.84 on the Shanghai Stock Exchange, the aggregate fair value of the Company's investment in WLCSP totaled approximately $267.5 million.

        The Mortgage Loan and the Construction Loan are recorded at cost. Their book values, however, approximate fair values as the underlying interest rates are based on risk-adjusted market rates; they are categorized as Level 2 for purposes of the fair value measurement hierarchy.

Note 12—Employee Stock Purchase, Equity Incentive and Stock Option Plans

        The Company's equity incentive and stock-based compensation plans as of April 30, 2015 are summarized as follows (in thousands):

Name of Plan	Shares Authorized	Shares Available for Grant	Options Outstanding	Restricted Stock Units Outstanding
2007 Equity Incentive Plan	18,100	3,739	3,077	3,052
2000 Stock Plan	—	—	990	—
2000 Director Option Plan	—	—	80	—

Total	18,100	3,739	4,147	3,052

        As of April 30, 2015, 10,938,032 and 1,980,428 shares of common stock have been reserved for issuance under the Company's employee equity incentive plans and employee stock purchase plan, respectively.

  2007 Equity Incentive Plan

        In September 2007, on the recommendation of the Company's board of directors, the stockholders of the Company approved the 2007 Equity Incentive Plan (the "2007 Plan"). The 2007 Plan replaced the Company's 2000 Stock Plan. The Company has initially reserved 6,000,000 shares of common stock for issuance under the 2007 Plan. The 2007 Plan provides for the grant of the following types of incentive awards: (i) stock options; (ii) stock appreciation rights; (iii) restricted stock; (iv) restricted stock units; (v) performance shares and performance units; and (vi) other stock or cash awards. In general, stock option and stock appreciation right awards under the 2007 Plan will be granted at a price not less than 100% of the fair market value of the Company's common stock on the date of grant. With the approval of the Company's stockholders in September 2009, the Company modified certain terms of the 2007 Plan. Under the modified 2007 Plan, the Company's stock option awards generally have a maximum contractual term of seven years and vest over four years. Restricted stock units granted under the 2007 Plan generally vest over three years. The 2007 Plan also covers grants of equity-based compensation to the Company's directors. In September 2011 and 2013, the stockholders of the Company approved amendments to the 2007 Plan, increasing the shares available for issuance under the 2007 Plan by 7,200,000 and 4,900,000 shares, respectively. As of April 30, 2015, options to purchase approximately 3,077,000 shares of common stock were outstanding under the 2007 Plan.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2015, 2014 and 2013

Note 12—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

  2000 Stock Plan

        In February 2000, the Company adopted the 2000 Stock Plan under which 6,000,000 shares of common stock were initially reserved for issuance together with an annual increase in the number of shares reserved thereunder beginning on the first day of the Company's fiscal year, commencing May 1, 2002, in an amount equal to the lesser of: 3,000,000 shares, or 6% of outstanding shares of common stock on the last day of the prior fiscal year, or an amount determined by the Company's board of directors. The 2000 Stock Plan provided for grants of incentive stock options to its employees including officers and employees, directors and nonstatutory stock options to its consultants including nonemployee directors. Incentive stock options were granted at a price not less than 100% of the fair market value of the Company's common stock and at a price not less than 110% of the fair market value for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of grant. Nonstatutory stock options were granted at a price not less than 85.0% of the fair market value of the common stock and at a price not less than 110% of the fair market value for grants to a person who owned more than 10% of the voting power of all classes of stock on the date of the grant. Options granted under the 2000 Stock Plan have been at fair market value on the date of the grant and generally vest over four years and are exercisable up to ten years (five years for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of the grant). With the adoption of the 2007 Plan, no additional equity awards will be issued under the 2000 Stock Plan. As of April 30, 2015, options to purchase approximately 990,000 shares of common stock were outstanding under the 2000 Stock Plan.

  2000 Director Option Plan

        The 2000 Director Option Plan was adopted by the board of directors in February 2000 and approved by the shareholders in March 2000. Under this plan 500,000 shares of common stock were initially reserved for issuance together with an annual increase in the number of shares reserved thereunder beginning on the first day of the Company's fiscal year commencing May 1, 2002 equal to the lesser of 150,000 shares, or 0.25% of the outstanding shares of the common stock on the last day of the prior fiscal year, or an amount determined by the board of directors. The 2000 Director Option Plan provided for an initial grant to the nonemployee director to purchase 40,000 shares of common stock. Subsequent to the initial grants, each nonemployee director was granted an option to purchase 20,000 shares of common stock at the next meeting of the board of directors following the annual meeting of stockholders, if on the date of the annual meeting the director had served on the board of directors for not less than six months. The contractual term of options granted under the 2000 Director Option Plan was ten years, but the options expire three months following the termination of the optionee's status as a director or twelve months if the termination is due to death or disability. The initial 40,000 share grants were exercisable at a rate of one-fourth of the shares on the first anniversary of the grant date and at a rate of 1/16th of the shares per quarter thereafter. The subsequent 20,000 share grants were exercisable at the rate of 1/16th of the shares per quarter. The exercise price of all of these options is 100% of the fair market value of the common stock on the date of grant. In November 2007, the Company's board of directors approved the termination of the Company's 2000 Director Option Plan. The 2007 Plan will also cover all future grants of equity-based compensation to directors. As of April 30, 2015, options to purchase approximately 80,000 shares of common stock were outstanding under the 2000 Director Option Plan.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2015, 2014 and 2013

Note 12—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

  2009 Employee Stock Purchase Plan

        The 2009 Employee Stock Purchase Plan (the "2009 Purchase Plan") was adopted by the board of directors in July 2009 and was approved by the stockholders of the Company in September 2009. The 2009 Purchase Plan replaced the Company's 2000 Employee Stock Purchase Plan in December 2009. The board of directors has initially reserved a total of 2,500,000 shares of common stock for issuance under the 2009 Purchase Plan. Each offering period under the 2009 Purchase Plan will have a duration of approximately 24 months, commencing on the first trading day on or after June 1 and December 1 of each year and terminating on the last trading day in the period ending 24 months later. Each offering period will generally consist of four six-month purchase periods in which shares may be purchased on a participant's behalf. The purchase price will be 85% of the lesser of the fair market value of the common stock on the first trading day of the offering period or on the last day of the purchase period. If the fair market value of the common stock on the last day of the purchase period is lower than the fair market value of the common stock on the enrollment date of the associated offering period, all participants in such offering period will automatically be rolled over to the immediately following offering period. Employees may end their participation in an offering period at any time, and their participation ends automatically on termination of employment with the Company. The first offering period under the 2009 Purchase Plan began on December 1, 2009. In September 2013, the stockholders of the Company approved an amendment to the 2009 Purchase Plan, increasing the number of shares reserved for issuance by 2,500,000 shares. As of April 30, 2015, approximately 3,019,572 shares had been purchased under the 2009 Purchase Plan.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2015, 2014 and 2013

Note 12—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

  Stock-Based Compensation Award Activity

        The following table summarizes the equity award activities under the 2000 Stock Plan, the 2000 Director Option Plan and the 2007 Plan, for the three fiscal years ended April 30, 2015:

		Options Outstanding		Restricted Stock Units Outstanding	Restricted Stock Units
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Grant Date Fair Market Value Per Share
	(in thousands)	(in thousands)		(in thousands)
Balance at May 1, 2012	7,488	3,570	$19.53	2,053	$27.24
Stock options granted	(644)	644	13.53	—	—
Stock options exercised	—	(137)	7.95	—	—
Stock options expired or forfeited	2	(83)	20.80	—	—
Restricted stock units granted(1)	(2,446)	—	—	1,528	13.39
Restricted stock units vested(1)	—	—	—	(903)	24.39
Restricted stock units expired or forfeited(1)	359	—	—	(224)	20.26

Balance at April 30, 2013	4,759	3,994	18.93	2,454	20.30
2007 Plan amendment	4,900	—	—	—	—
Stock options granted	(692)	692	18.47	—	—
Stock options exercised	—	(465)	14.66	—	—
Stock options expired or forfeited	171	(218)	24.66	—	—
Restricted stock units granted(1)	(2,627)	—	—	1,642	18.36
Restricted stock units vested(1)	—	—	—	(1,110)	22.02
Restricted stock units expired or forfeited(1)	410	—	—	(254)	18.82

Balance at April 30, 2014	6,921	4,003	19.04	2,732	18.57
Stock options granted	(637)	637	22.68	—	—
Stock options exercised	—	(483)	15.86	—	—
Stock options expired or forfeited	—	(10)	23.41	—	—
Restricted stock units granted(1)	(2,751)	—	—	1,719	22.96
Restricted stock units vested(1)	—	—	—	(1,271)	20.49
Restricted stock units expired or forfeited(1)	206	—	—	(128)	20.25

Balance at April 30, 2015—shares available for grant	3,739	—	—	—	—

Balance at April 30, 2015—options	—	4,147	19.95	—	—

Balance at April 30, 2015—restricted stock units	—	—	—	3,052	20.17

Options Exercisable at April 30, 2015	—	2,909	19.82	—	—

Vested and expected to vest at April 30, 2015—options	—	4,022	$19.92	—	—

Vested and expected to vest at April 30, 2015—restricted stock units	—	—	—	2,707	$20.17

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

For the Years Ended April 30, 2015, 2014 and 2013

Note 12—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

        As of April 30, 2015 and 2014, options to purchase 2,909,000 and 2,806,000 shares, respectively, were vested. Information regarding the options outstanding as of April 30, 2015 is summarized below:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Vested and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in thousands)	(in thousands)	(in years)		(in thousands)
$ 5.82 - $14.93	1,195	3.34	$13.21		1,026		$13.19
$15.09 - $18.47	1,218	3.51	17.67		817		17.40
$19.38 - $22.68	1,074	4.56	22.22		437		21.56
$25.40 - $25.56	152	1.12	25.56		152		25.56
$34.80 - $34.80	508	3.17	34.80		477		34.80

$ 5.82 - $34.80	4,147	3.60	$19.95	$36,458	2,909	2.80	$19.82	$26,793

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company's common stock on April 30, 2015 of $27.90 and the exercise price of in-the-money options) that would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares of common stock underlying in-the-money options exercisable as of April 30, 2015 was 2,432,309 shares.

        The total intrinsic value of options exercised, the total intrinsic value of restricted stock units vested and the total cash received from employees as a result of employee stock option exercises during the periods indicated were as follows (in thousands):

	April 30,
	2015	2014
Total intrinsic value of options exercised	$4,464	$1,784
Total intrinsic value of restricted stock units vested	29,222	20,330
Total cash received from employees as a result of employee stock option exercises	$5,633	$6,825

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2015, 2014 and 2013

Note 12—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

        Unrecognized compensation expense and the weighted average period over which the Company expects to recognize such compensation as of the dates indicated were as follows (dollars in thousands):

	April 30,
	2015	2014
Unvested stock options:
Unrecognized compensation expense, net of forfeitures	$7,920	$8,403
Weighted average period (years)	2.4	2.5
Unvested restricted stock units:
Unrecognized compensation expense, net of forfeitures	$36,416	$28,749
Weighted average period (years)	1.6	1.7
2009 Purchase Plan:
Unrecognized compensation expense	$1,155	$3,396
Weighted average period (years)	0.8	1.1

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

        For restricted stock unit awards, the per-share fair value is the closing market price of the Company's common stock as reported on the NASDAQ Global Market ("NASDAQ") on the measurement date. For stock option awards and rights issued under the 2009 Purchase Plan, the Company measures the fair value using the Black-Scholes option pricing model. Black-Scholes was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions. These assumptions differ significantly from the characteristics of the Company's stock-based compensation awards. Black-Scholes also requires the use of highly subjective, complex assumptions, including expected term and the price volatility of the Company's stock.

        Using the Black-Scholes option pricing model, the per share weighted average estimated grant date fair value for employee options granted under the 2007 Plan, and rights issued pursuant to the 2009 Purchase Plan, during the periods indicated was as follows:

	Year Ended April 30,
	2015	2014	2013
Per share weighted average estimated grant date fair value of stock options granted	$8.98	$7.92	$6.36

Per share weighted average estimated fair value of rights issued	$5.56	$5.83	$6.06

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2015, 2014 and 2013

Note 12—Employee Stock Purchase, Equity Incentive and Stock Option Plans—(Continued)

        The following weighted average assumptions are included in the estimated fair value calculations for stock options granted in the periods indicated:

	Employee Stock Option Plans Year Ended April 30,			Employee Stock Purchase Plan Year Ended April 30,
	2015	2014	2013	2015	2014	2013
Risk-free interest rate	1.3%	1.0%	0.6%	0.1%	0.1%	0.1%
Expected term of options (in years)	4.78	4.59	4.30	0.5	0.5	0.5
Expected volatility	45%	51%	60%	39%	46%	63%
Expected dividend yield	0%	0%	0%	0%	0%	0%

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

Note 13—Risks and Uncertainties

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, trade receivables and the interest rate swaps.

        The Company maintains cash and cash equivalents and short-term investments with various financial institutions, located in several different jurisdictions. The majority of the cash and cash equivalents balances are held in the U.S., Cayman Islands, and Singapore. The short-term investments are primarily held in the U.S. and Cayman Islands. Deposits held with banks may generally be redeemed upon demand and may exceed the limit of insurance provided on such deposits. All these deposits and other financial instruments, including the Company's interest rate swap, are maintained with financial institutions of reputable credit and therefore bear minimal credit risk. The Company has not sustained credit losses from instruments held at financial institutions.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2015, 2014 and 2013

Note 13—Risks and Uncertainties—(Continued)

        The Company's products are primarily sold to OEMs, VARs and to distributors. The Company's sales to significant customers as a percentage of revenues for the periods indicated were as follows:

	Year Ended April 30,
	2015		2014	2013
Percentage of revenues:
Customer A	13.8%		13.8%	10.7%
Customer B	13.3		11.0	11.7
Customer C	11.5		*	*
Customer D	*		*	18.0
Customer E	*	%	12.5%	10.3%

*
Less than ten percent of revenues.

        The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts. Significant customer accounts receivable as a percentage of net accounts receivable for the periods indicated were as follows:

	April 30,
	2015		2014
Percentage of accounts receivable, net:
Customer A	20.4%		12.7%
Customer B	13.5		10.4
Customer C	*	%	17.0%

*
Less than ten percent of accounts receivable, net.

        Certain of the Company's wafer, color filter application and packaging services are obtained from a single source or a limited group of suppliers. The partial or complete loss of one or more of these sources could have at least a temporary adverse effect on the Company's consolidated results of operations.

Note 14—Segment and Geographic Information

        For all periods presented, the Company operated as a single reportable business segment.

        The Company sells its image-sensor products either directly to OEMs and VARs or indirectly through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs and to distributors for the periods indicated:

	Year Ended April 30,
	2015	2014	2013
OEMs and VARs	75.3%	81.2%	81.2%
Distributors	24.7	18.8	18.8

Total	100.0%	100.0%	100.0%

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2015, 2014 and 2013

Note 14—Segment and Geographic Information—(Continued)

        Since the end-user customers of the Company's customers market and sell their products worldwide, the Company's revenues by geographic location are not necessarily indicative of the geographic distribution of end-user sales, but rather indicate where their components are sourced. The revenues by geography in the following table are based on the country or region in which the Company's customers issue their purchase orders for the periods presented (in thousands):

	Year Ended April 30,
	2015	2014	2013
China	$1,101,474	$1,122,802	$955,378
Japan	83,003	89,311	57,604
South Korea	61,432	158,693	275,105
Singapore	47,123	17,376	8,078
United States	11,752	4,781	3,997
All other	73,991	60,966	107,767

Total	$1,378,775	$1,453,929	$1,407,929

        The Company's long-lived assets, including its property, plant and equipment, net, long-term investments, land-use rights and other long-term assets are located in the following countries as of the dates indicated (in thousands):

	April 30,
	2015	2014
China	$154,573	$162,207
Taiwan	157,722	126,820
United States	47,785	50,552
All other	706	623

Total	$360,786	$340,202

Note 15—Commitments and Contingencies

  Commitments

        During the three months ended July 31, 2014, the Company entered into a development and supply agreement with Powerchip Technology Corporation ("PTC") pursuant to which the Company would deposit up to $1.0 million with PTC as prepaid wafer credit. As of April 30, 2015, the Company has not made any deposits under this agreement.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2015, 2014 and 2013

Note 15—Commitments and Contingencies—(Continued)

        The Company leases certain facilities and software under non-cancelable operating lease agreements. The non-cancelable operating leases expire at various dates through fiscal 2023. At April 30, 2015, future minimum lease commitments under operating leases are as follows (in thousands):

Years Ended April 30,
2016	$5,909
2017	2,528
2018	1,202
2019	985
2020	672
Thereafter	765

Total	$12,061

        The following table presents rental expenses under all operating leases during the periods presented (in thousands):

	Year Ended April 30,
	2015	2014	2013
Rental expenses under operating leases	$10,268	$9,775	$11,491

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2015, 2014 and 2013

Note 15—Commitments and Contingencies—(Continued)

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

        Claim construction briefing has been submitted, but there is no claim construction hearing currently scheduled. On September 30, 2014, the court granted TSMC's motion for summary judgment of noninfringement based on extraterritoriality issues. On March 2, 2015, the court granted the Company's motion for summary judgment of noninfringement of its non-U.S. sales. The court's summary judgment motion addresses most of Ziptronix's infringement claims asserted in the case and the Company expects to vigorously defend itself against Ziptronix's remaining allegations of infringement. The Company is currently unable to predict the ultimate outcome of this case and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

        Securities Litigation

        On October 26, 2011, the first of several putative class action complaints was filed in the United States District Court for the Northern District of California against the Company and three of its executives, one of whom is a director. All of the complaints alleged that the defendants violated the federal securities laws by making misleading statements or omissions regarding the Company's business and financial results, in particular regarding the use of its imaging sensors in Apple Inc.'s iPhone. These actions have been consolidated as In re OmniVision Technologies, Inc. Litigation, Case No. 11-CV-5235 (RMW) (the "Securities Case"). On April 23, 2012, plaintiffs filed a consolidated complaint on behalf of a purported class of purchasers of the Company's common stock between August 27, 2010 and November 6, 2011, seeking unspecified damages. On March 29, 2013, the court denied the defendants' motion to dismiss. On December 30, 2014, the parties entered into a stipulation and agreement of settlement to resolve the litigation, which was then submitted to the court for preliminary approval. The stipulation and agreement of settlement provides for a payment of $12.5 million to the plaintiff class, which is funded solely by the Company's insurance carriers. The Company also entered into a mutual release agreement with one of its insurance carriers. In March 2015, the court entered an order granting preliminary approval of the settlement and ordering notice to the putative plaintiff class. On June 5, 2015, the court granted final approval of the settlement and entered a final judgment and order dismissing the action.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2015, 2014 and 2013

Note 15—Commitments and Contingencies—(Continued)

        As of April 30, 2015, prior to the court granting final approval of the settlement, the Company reported on its Consolidated Balance Sheet $12.5 million as Recoverable insurance proceeds within Total current assets, and $12.5 million as Litigation settlement accrual within Total current liabilities.

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

        Raytheon Company v. Sony Corporation, OmniVision Technologies, Inc., and Apple, Inc.

        On March 6, 2015, Raytheon Company ("Raytheon") filed a complaint alleging patent infringement against the Company in the District Court for the Eastern District of Texas. The case is entitled Raytheon Co. v. Sony Corp. et al., Case No. 2:15-CV-00342-JRG-RSP. In its complaint, Raytheon asserts that the Company has made, used, offered to sell, sold and/or imported into the United States image sensors that infringe U.S. Patent No. 5,591,678 (the "'678 Patent"). The complaint seeks unspecified monetary damages, interest, fees, expenses, costs and other equitable relief against the Company. The Company answered the complaint on May 1, 2015 and denied each of Raytheon's infringement claims against it. In addition, the '678 Patent expired in January 2014. The Company is currently unable to predict the ultimate outcome of this case and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

        Merger Litigation

        In connection with the Merger Agreement and the transactions contemplated thereby, a number of putative class action lawsuits have been filed in the Superior Court of the State of California, County of Santa Clara. The actions filed Pope v. OmniVision Technologies, Inc., et al., No. 15-CV-280161 (filed May 4, 2015); Francisco v. Xiaoying, et al., No. 15-CV-280270 (filed May 6, 2015); Agee v. OmniVision Technologies, Inc., No. 15-CV-280311 (filed May 7, 2015); Levine v. OmniVision Technologies, Inc., No. 15-CV-280344 (filed May 7, 2015); O'Donnell v. OmniVision Technologies, Inc., No. 15-CV-280411 (filed May 8, 2015); Smith v. Hong, et al., No. 15-CV-280863 (filed May 19, 2015); and Nido v. OmniVision Technologies, Inc., No. 15-CV-281031 (filed May 22, 2015). In general, the various complaints assert that, among other things, the members of the Board of Directors breached their

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2015, 2014 and 2013

Note 15—Commitments and Contingencies—(Continued)

fiduciary duties to OmniVision's stockholders by engaging in a process that was not designed to, and did not, maximize the stockholders' value, and that OmniVision and the proposed acquiring entities aided and abetted the Board of Directors' alleged breaches of fiduciary duties. The complaints generally seek to enjoin the merger, rescission of the merger to the extent it is implemented, or alternatively, rescissionary damages. On June 2, 2015, the actions were consolidated under the caption In re OmniVision Technologies, Inc. Shareholder Litigation, No. 15-CV-280161. On June 8, 2015, a consolidated amended complaint was filed. The amended complaint adds allegations that the Board of Directors breached their fiduciary duties by issuing a false and misleading preliminary proxy statement. The amended complaint also adds allegations that J.P. Morgan aided and abetted the directors' alleged breaches of fiduciary duty. The Company is currently unable to predict the outcome of this action and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

Note 16—Related Party Transactions

        The following table presents the amounts paid for services provided by related parties and the balances payable for the periods indicated (in thousands):

		Year Ended April 30,
Related Party	Description	2015	2014	2013
VisEra	Purchases of color filter and other manufacturing services	$96,895	$119,919	$166,100

	Rent and other services(1)	$—	$3	$3,664

	Balance payable at year end, net	$12,342	$19,160	$28,024

WLCSP	Purchases of packaging services	$25,038	$2,097	$—

	Balance payable at year end, net	$3,005	$1,156	$—

(1)
The Company leased manufacturing floor space from VisEra from November 2011 to May 2013.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended April 30, 2015, 2014 and 2013

Supplementary Data (Unaudited)

	Three Months Ended
	July 31, 2014	October 31, 2014	January 31, 2015	April 30, 2015
	(in thousands, except per share data)
Revenues	$406,536	$394,045	$292,341	$285,853
Cost of revenues	318,116	307,548	227,759	221,903
Gross profit	88,420	86,497	64,582	63,950
Net income	$45,327	$28,044	$14,023	$5,996
Net income per share:
Basic(1)	$0.80	$0.49	$0.24	$0.10

Diluted(1)	$0.78	$0.47	$0.23	$0.10

Shares used in computing net income per share:
Basic	56,583	57,617	57,948	58,104

Diluted	58,158	59,423	60,134	60,349

	Three Months Ended
	July 31, 2013	October 31, 2013	January 31, 2014	April 30, 2014
	(in thousands, except per share data)
Revenues	$373,688	$397,249	$352,023	$330,969
Cost of revenues	308,527	322,383	282,891	264,406
Gross profit	65,161	74,866	69,132	66,563
Net income	$23,061	$26,303	$30,560	$15,073
Net income per share:
Basic(1)	$0.42	$0.47	$0.55	$0.27

Diluted(1)	$0.42	$0.47	$0.54	$0.26

Shares used in computing net income per share:
Basic	54,611	55,584	55,913	56,042

Diluted	55,344	55,732	56,186	56,882

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

        Based on the Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at the reasonable assurance level as of the end of fiscal year 2015.

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

Management's Annual Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of our internal control over financial reporting as of April 30, 2015 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of April 30, 2015, our internal control over financial reporting was effective. The independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued a report on our internal control over financial reporting. The report on the audit of internal control over financial reporting appears on page 80 of this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the three months ended April 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

        The information required by this item concerning our directors is incorporated by reference to the sections captioned "Proposal One—Election of Class III Directors" and "Corporate Governance" contained in our proxy statement related to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by references to the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement. Certain information required by this item concerning executive officers is set forth in Part I of this Report in Item 1. "Business" under the heading "Executive Officers of the Registrant."

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

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the section captioned "Executive Compensation" contained in the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS

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

  2.
  Financial Statement Schedules. The following financial schedule is filed as part of this Report under "Schedule II—Valuation and Qualifying Accounts for the Years Ended April 30, 2015, 2014 and 2013." All other schedules called for by Form 10-K have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

  3.
  Exhibits.

Exhibit Number		Description
2.1	+(20)	Patent Assignment Agreement dated March 30, 2011 between the Registrant and Eastman Kodak Company

2.2	+(21)	Agreement and Plan of Merger, dated as of April 30, 2015, by and among Seagull International Limited, Seagull Acquisition Corporation, and OmniVision Technologies, Inc.

3.1	(1)	Restated Certificate of Incorporation

3.2	(19)	Bylaws of the Registrant as amended on November 27, 2007 and November 21, 2011

3.2.1	(22)	Certificate of Amendment of the Amended and Restated Bylaws of the Registrant effective as of April 29, 2015

4.1	(1)	Specimen Common Stock Certificate

4.2	(1)	Amended and Restated Registration Rights Agreement, dated as of May 20, 1998, by and among the Registrant and certain stockholders of the Registrant

4.3	(3)	Preferred Stock Rights Agreement, dated August 21, 2001, between the Registrant and EquiServe Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively

4.4	(6)	Amendment to Preferred Stock Rights Agreement, dated August 21, 2001, between the Registrant and EquiServe Trust Company, N.A., effective June 7, 2004

10.1	*(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers

10.2	*(1)	2000 Stock Plan and form of option agreement

10.3	*(1)	2000 Employee Stock Purchase Plan and form of subscription agreement

10.4	*(1)	2000 Director Stock Option Plan and form of option agreement

10.7	(2)	Agreement on Construction of Complete Municipal Facilities, Shanghai Songjiang Export Processing Zone between OmniView Technology International Ltd. and Shanghai Songjiang Export Processing Zone Administrative Committee dated December 28, 2000

Exhibit Number		Description
10.8	(2)	Shanghai Songjiang Export Processing Zone Administrative Committee Official Reply to the Feasibility Study Report and Articles of Association of Foreign Solely-funded Omni View Electronics (Shanghai) Co., Ltd. dated December 19, 2000

10.9	(2)	Contract on the Transfer of Shanghai State-owned Land Use Right between OmniView Technology International Ltd. and Shanghai Songjiang District Building and Land Administrative Bureau dated December 28, 2000

10.11	*(7)	Executive Officer Profit Sharing/Bonus Plan

10.12	(9)	Amended and Restated Shareholders' Agreement dated August 12, 2005, by and between the Registrant, Taiwan Semiconductor Manufacturing Company Limited and certain other parties

10.15	(12)	Land-Use-Right Purchase Agreement by and between the Registrant and the Construction and Transportation Commission of the Pudong New District, Shanghai, dated December 31, 2006

10.16	(12)	First Amendment to the Amended and Restated Shareholders' Agreement by and between the Registrant and Taiwan Semiconductor Manufacturing Company Limited dated December 31, 2006

10.18	(13)	Loan and Security Agreement by and between the Registrant and Citibank, N.A., dated March 16, 2007

10.18.1	(16)	First Amendment to Loan and Security Agreement dated March 16, 2007, by and between the Registrant and Citibank, N.A., dated October 31, 2008

10.18.2	(20)	Second Amendment to Loan and Security Agreement dated April 11, 2012, by and between the Registrant and Citibank, N.A., dated October 31, 2008

10.19	(13)	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made as of March 20, 2007 by the Registrant, as trustor, to First American Title Insurance Company, as trustee, for the benefit of Citibank, N.A., as beneficiary

10.20	(13)	Stock Pledge Agreement entered into as of March 16, 2007 by the Registrant, as pledgor, in favor of Citibank, N.A., as secured party

10.21	(13)	Promissory Note Secured by Deed of Trust (Term Loan) issued by the Registrant to Citibank, N.A., dated March 16, 2007

10.22	(13)	Promissory Note Secured by Deed of Trust (Mortgage Loan) by the Registrant to Citibank, N.A., dated March 16, 2007

10.23	(13)	Investment Agreement by and between the OmniVision Trading (Hong Kong) Company Limited and China WLCSP Limited, dated April 6, 2007

10.24	(13)	Equity Interests Transfer Agreement by and among OmniVision Trading (Hong Kong) Company Limited, China WLCSP Limited and Infinity-CSVC Venture Capital Enterprise, dated April 6, 2007

10.25	(13)	Letter Agreement by and between the Registrant and Citibank, N.A., dated March 20, 2007

10.26	*(18)	2007 Equity Incentive Plan (as amended on July 29, 2013)

10.27	*(14)	Form of Non-Employee Director Stock Option Agreement

Exhibit Number		Description
10.28	*(14)	Form of Employee/Consultant Stock Option Agreement

10.29	*(15)	Form of Restricted Stock Unit Agreement (Global) under the 2007 Equity Incentive Plan

10.30	*(15)	Form of Restricted Stock Unit Agreement (Net Issuance) under the 2007 Equity Incentive Plan

10.31	*(15)	Form of Restricted Stock Unit Agreement (China) and Addenda for certain other foreign jurisdictions under the 2007 Equity Incentive Plan

10.32	*(15)	Form of Performance Shares Agreement under the 2007 Equity Incentive Plan

10.33	(17)	Fixed Assets Loan Agreement dated August 27, 2009, by and between OmniVision Technologies (Shanghai) Co., Ltd., a wholly owned subsidiary of the Registrant, and Industrial and Commercial Bank of China Ltd.

10.34	(17)	Mortgage Agreement dated August 27, 2009, by and between OmniVision Technologies (Shanghai) Co., a wholly owned subsidiary of the Registrant, and Industrial and Commercial Bank of China Ltd.

10.35	*(18)	2009 Employee Stock Purchase Plan (as amended on July 29, 2013)

21.1		Subsidiaries of the Registrant

23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

23.2		Consent of Deloitte & Touche, Independent Auditors of VisEra Holding Company and Subsidiary

24.1		Power of Attorney (included on page 139)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1		Audited Financial Statements of VisEra Holding Company and Subsidiary as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*
Indicates a management contract or compensatory plan or arrangement.

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

(21)
Incorporated by reference to an exhibit filed with Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2015.

(22)
Incorporated by reference to an exhibit filed with Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2015.

SCHEDULE II

OMNIVISION TECHNOLOGIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended April 30, 2015, 2014 and 2013
(In thousands)

Description	Balance at Beginning of Year	Additions and Charges to Expenses	Write-offs and Deductions	Balance at End of Year
Allowance for doubtful accounts:
Fiscal year ended April 30, 2015	$998	$159	$233	$924

Fiscal year ended April 30, 2014	$945	$53	$—	$998

Fiscal year ended April 30, 2013	$555	$390	$—	$945

Deferred tax valuation allowance:
Fiscal year ended April 30, 2015	$17,326	$2,712	$5,110	$14,928

Fiscal year ended April 30, 2014	$12,116	$5,210	$—	$17,326

Fiscal year ended April 30, 2013	$10,419	$1,697	$—	$12,116

Allowance for sales returns:
Fiscal year ended April 30, 2015	$3,106	$—	$1,151	$1,955

Fiscal year ended April 30, 2014	$5,371	$—	$2,265	$3,106

Fiscal year ended April 30, 2013	$2,489	$10,327	$7,445	$5,371

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNIVISION TECHNOLOGIES, INC.
By:	/s/ SHAW HONG Shaw Hong Chief Executive Officer

Date: June 29, 2015

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ SHAW HONG Shaw Hong	Chief Executive Officer and Director (Principal Executive Officer)	June 29, 2015
/s/ ANSON CHAN Anson Chan	Chief Financial Officer (Principal Financial and Accounting Officer)	June 29, 2015
/s/ HENRY YANG Henry Yang	Chief Operating Officer and Director	June 29, 2015
/s/ WEN-LIANG WILLIAM HSU William Hsu	Director	June 29, 2015
/s/ JOSEPH JENG Joseph Jeng	Director	June 29, 2015
/s/ DWIGHT STEFFENSEN Dwight Steffensen	Director	June 29, 2015

EXHIBIT INDEX

Exhibit Number		Description
2.1	+(20)	Patent Assignment Agreement dated March 30, 2011 between the Registrant and Eastman Kodak Company

2.2	+(21)	Agreement and Plan of Merger, dated as of April 30, 2015, by and among Seagull International Limited, Seagull Acquisition Corporation, and OmniVision Technologies, Inc.

3.1	(1)	Restated Certificate of Incorporation

3.2	(19)	Bylaws of the Registrant as amended November 27, 2007 and November 21, 2011

3.2.1	(22)	Certificate of Amendment of the Amended and Restated Bylaws of the Registrant effective as of April 29, 2015

4.1	(1)	Specimen Common Stock Certificate

4.2	(1)	Amended and Restated Registration Rights Agreement, dated as of May 20, 1998, by and among the Registrant and certain stockholders of the Registrant

4.3	(3)	Preferred Stock Rights Agreement, dated August 21, 2001, between the Registrant and Equiserve Trust Company, N.A., including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively

4.4	(6)	Amendment to Preferred Stock Rights Agreement, dated August 21, 2001, between the Registrant and EquiServe Trust Company, N.A., effective June 7, 2004

10.1	*(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers

10.2	*(1)	2000 Stock Plan and form of option agreement

10.3	*(1)	2000 Employee Stock Purchase Plan and form of subscription agreement

10.4	*(1)	2000 Director Stock Option Plan and form of option agreement

10.7	(2)	Agreement on Construction of Complete Municipal Facilities, Shanghai Songjiang Export Processing Zone between OmniView Technology International Ltd. and Shanghai Songjiang Export Processing Zone Administrative Committee dated December 28, 2000

10.8	(2)	Shanghai Songjiang Export Processing Zone Administrative Committee Official Reply to the Feasibility Study Report and Articles of Association of Foreign Solely-funded Omni View Electronics (Shanghai) Co., Ltd. dated December 19, 2000

10.9	(2)	Contract on the Transfer of Shanghai State-owned Land Use Right between OmniView Technology International Ltd. and Shanghai Songjiang District Building and Land Administrative Bureau dated December 28, 2000

10.11	*(7)	Executive Officer Profit Sharing/Bonus Plan

10.12	(9)	Amended and Restated Shareholders' Agreement dated August 12, 2005, by and between the Registrant, Taiwan Semiconductor Manufacturing Company Limited and certain other parties

10.15	(12)	Land-Use-Right Purchase Agreement by and between the Registrant and the Construction and Transportation Commission of the Pudong New District, Shanghai, dated December 31, 2006

Exhibit Number		Description
10.16	(12)	First Amendment to the Amended and Restated Shareholders' Agreement by and between the Registrant and Taiwan Semiconductor Manufacturing Company Limited dated December 31, 2006

10.18	(13)	Loan and Security Agreement by and between the Registrant and Citibank, N.A., dated March 16, 2007

10.18.1	(16)	First Amendment to Loan and Security Agreement dated March 16, 2007, by and between the Registrant and Citibank, N.A., dated October 31, 2008

10.18.2	(20)	Second Amendment to Loan and Security Agreement dated April 11, 2012, by and between the Registrant and Citibank, N.A., dated October 31, 2008

10.19	(13)	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made as of March 20, 2007 by the Registrant, as trustor, to First American Title Insurance Company, as trustee, for the benefit of Citibank, N.A., as beneficiary

10.20	(13)	Stock Pledge Agreement entered into as of March 16, 2007 by the Registrant, as pledgor, in favor of Citibank, N.A., as secured party

10.21	(13)	Promissory Note Secured by Deed of Trust (Term Loan) issued by the Registrant to Citibank, N.A., dated March 16, 2007

10.22	(13)	Promissory Note Secured by Deed of Trust (Mortgage Loan) by the Registrant to Citibank, N.A., dated March 16, 2007

10.23	(13)	Investment Agreement by and between the OmniVision Trading (Hong Kong) Company Limited and China WLCSP Limited, dated April 6, 2007

10.24	(13)	Equity Interests Transfer Agreement by and among OmniVision Trading (Hong Kong) Company Limited, China WLCSP Limited and Infinity-CSVC Venture Capital Enterprise, dated April 6, 2007

10.25	(13)	Letter Agreement by and between the Registrant and Citibank, N.A., dated March 20, 2007

10.26	*(18)	2007 Equity Incentive Plan (as amended on July 29, 2013)

10.27	*(14)	Form of Non-Employee Director Stock Option Agreement

10.28	*(14)	Form of Employee/Consultant Stock Option Agreement

10.29	*(15)	Form of Restricted Stock Unit Agreement (Global) under the 2007 Equity Incentive Plan

10.30	*(15)	Form of Restricted Stock Unit Agreement (Net Issuance) under the 2007 Equity Incentive Plan

10.31	*(15)	Form of Restricted Stock Unit Agreement (China) and Addenda for certain other foreign jurisdictions under the 2007 Equity Incentive Plan

10.32	*(15)	Form of Performance Shares Agreement under the 2007 Equity Incentive Plan

10.33	(17)	Fixed Assets Loan Agreement dated August 27, 2009, by and between OmniVision Technologies (Shanghai) Co., Ltd., a wholly owned subsidiary of the Registrant, and Industrial and Commercial Bank of China Ltd.

10.34	(17)	Mortgage Agreement dated August 27, 2009, by and between OmniVision Technologies (Shanghai) Co., a wholly owned subsidiary of the Registrant, and Industrial and Commercial Bank of China Ltd.

10.35	*(18)	2009 Employee Stock Purchase Plan (as amended on July 29, 2013)

Exhibit Number	Description
21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

23.2	Consent of Deloitte & Touche, Independent Auditors of VisEra Holding Company and Subsidiary

24.1	Power of Attorney (included on page 139)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	Audited Financial Statements of VisEra Holding Company and Subsidiary as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Indicates a management contract or compensatory plan or arrangement.

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

(21)
Incorporated by reference to an exhibit filed with Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2015.

(22)
Incorporated by reference to an exhibit filed with Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2015.