Form 10-Q
period 2015-07-31
OMNIVISION TECHNOLOGIES INC
filed 2015-09-04
CIK 1106851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

At September 1, 2015, 59,585,502 shares of common stock of the registrant were outstanding, exclusive of 20,599,187 shares of treasury stock.

OMNIVISION TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	July 31,	April 30,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$434,376	$318,892
Short-term investments	159,433	205,271
Accounts receivable, net	147,468	151,086
Inventories	320,598	343,966
Prepaid and deferred income taxes	4,171	7,149
Prepaid expenses and other current assets	20,729	5,628
Recoverable insurance proceeds	—	12,500
Total current assets	1,086,775	1,044,492
Property, plant and equipment, net	143,735	145,214
Long-term investments	151,634	192,021
Goodwill	10,227	10,227
Intangibles, net	49,127	52,287
Other long-term assets	28,480	24,155
Total assets	$1,469,978	$1,468,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$121,486	$118,796
Accrued expenses and other current liabilities	32,960	37,112
Litigation settlement accrual	—	12,500
Income taxes payable	888	3,444
Deferred revenues, less cost of revenues	42,833	22,621
Current portion of long-term debt	9,545	7,096
Total current liabilities	207,712	201,569
Long-term liabilities:
Long-term income taxes payable	53,451	55,150
Non-current portion of long-term debt	22,407	24,999
Other long-term liabilities	18,363	23,898
Total long-term liabilities	94,221	104,047
Total liabilities	301,933	305,616

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 80,185 shares issued and 59,586 outstanding at July 31, 2015 and 78,734 shares issued and 58,135 outstanding at April 30, 2015, respectively	80	79
Additional paid-in capital	719,261	709,442
Accumulated other comprehensive income	17,272	40,069
Treasury stock, 20,599 shares at July 31, 2015 and April 30, 2015, respectively	(278,683)	(278,683)
Retained earnings	710,115	691,873
Total stockholders’ equity	1,168,045	1,162,780
Total liabilities and stockholders’ equity	$1,469,978	$1,468,396

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	July 31,
	2015	2014
Revenues	$329,891	$406,536
Cost of revenues	255,354	318,116
Gross profit	74,537	88,420

Operating expenses:
Research, development and related	36,114	34,732
Selling, general and administrative	21,147	19,210
Amortization of acquired patent portfolio	2,321	2,321
Total operating expenses	59,582	56,263

Income from operations	14,955	32,157
Equity in earnings of investee	373	935
Interest expense, net	(233)	(455)
Other income, net	1,109	1,045
Income before income taxes	16,204	33,682

Benefit from income taxes	(2,038)	(11,645)
Net income	$18,242	$45,327

Net income per share:
Basic	$0.31	$0.80
Diluted	$0.31	$0.78

Shares used in computing net income per share:
Basic	58,584	56,583
Diluted	59,739	58,158

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, unaudited)

	Three Months Ended
	July 31,
	2015	2014
Net income	$18,242	$45,327

Other comprehensive income (loss), net of tax:
Translation gains (losses)	98	(26)
Unrealized losses on available-for-sale securities	(22,895)	(18)
Reclassification adjustment for gains on available-for-sale securities included in net income, net of tax	—	(1)
Unrealized losses on available-for-sale securities	(22,895)	(19)

Other comprehensive loss	(22,797)	(45)

Comprehensive income (loss)	$(4,555)	$45,282

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended
	July 31,
	2015	2014
Cash flows from operating activities:
Net income	$18,242	$45,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,364	8,886
Change in fair value of interest rate swap	(256)	(306)
Stock-based compensation	9,872	8,449
Tax effect from stock-based compensation	761	938
(Gain) loss on equity investments, net	615	(4,356)
Write-down of inventories	8,754	10,166
Excess tax benefit from stock-based compensation	(761)	(938)
Gain on disposal of property, plant and equipment	(4)	(6)
Changes in assets and liabilities:
Accounts receivable, net	3,618	(4,291)
Inventories	15,105	(24,014)
Prepaid and deferred income taxes	514	2,829
Prepaid expenses and other assets	11,210	387
Accounts payable	1,398	42,142
Accrued expenses and other liabilities	(21,006)	(4,501)
Income taxes payable	(4,255)	(16,060)
Deferred revenues, less cost of revenues	20,064	6,810
Net cash provided by operating activities	72,235	71,462
Cash flows from investing activities:
Purchases of short-term investments	(43,306)	(116,352)
Proceeds from sales or maturities of short-term investments	88,745	71,188
Purchases of property, plant and equipment, net of sales	(2,540)	(5,171)
Purchase and deposits for intangible and other assets	(4,830)	—
Net cash provided by (used in) investing activities	38,069	(50,335)
Cash flows from financing activities:
Repayment of long-term borrowings	(138)	(139)
Excess tax benefits from stock-based compensation	761	938
Proceeds from exercise of stock options and employee stock purchase plan	4,592	6,815
Net cash provided by financing activities	5,215	7,614
Effect of exchange rate changes on cash and cash equivalents	(35)	2
Net increase in cash and cash equivalents	115,484	28,743
Cash and cash equivalents at beginning of period	318,892	297,952
Cash and cash equivalents at end of period	$434,376	$326,695
Supplemental cash flow information:
Taxes paid	$1,133	$636
Interest paid	$489	$551
Supplemental schedule of non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable and accrued expenses and other current liabilities	$1,936	$1,183
Write-off of employee stock-based compensation-related deferred tax assets	$—	$842

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended July 31, 2015 and 2014

(unaudited)

Note 1 — Basis of Presentation

Overview

The accompanying interim unaudited condensed consolidated financial statements as of July 31, 2015 and April 30, 2015 and for the three months ended July 31, 2015 and 2014 have been prepared by OmniVision Technologies, Inc., and its subsidiaries (“OmniVision” or the “Company”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The amounts as of April 30, 2015 are derived from the Company’s audited annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with SEC rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2015 (the “Form 10-K”).

Proposed Acquisition by Hua Capital Management, CITIC Capital and GoldStone Investment

On April 30, 2015, the Company entered into a definitive agreement (“Merger Agreement”) to be acquired by a consortium composed of Hua Capital Management Co., Ltd. (“Hua Capital Management”), CITIC Capital Holdings Limited (“CITIC Capital”), and GoldStone Investment Co., Ltd. (“GoldStone Investment”) (collectively, the “Consortium”). Under the terms of the Merger Agreement, OmniVision stockholders will receive $29.75 per share in cash, or a total of approximately $1.9 billion. The agreement was unanimously approved by the Company’s Board of Directors in April 2015. OmniVision’s stockholders also approved the transaction at a special meeting in July 2015. The transaction, which is expected to close in the third or fourth quarter of fiscal 2016, is subject to regulatory approvals, including antitrust review in the U.S. and the People’s Republic of China, review and clearance by the Committee on Foreign Investment in the U.S., clearance or approval under applicable Taiwan law, and other customary closing conditions.

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

Note 2 — Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance for revenue recognition. The new revenue recognition guidance provides a comprehensive framework to address revenue recognition issues for all contracts with customers, and supersedes most previously-issued industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle and apply the new guidance, entities will follow a five-step approach: Step 1) identify the contracts with the customer; Step 2) identify the separate performance obligations in the contract; Step 3) determine the transaction price; Step 4) allocate the transaction price to separate performance obligations; and Step 5) recognize revenue when, or as, each performance obligation is satisfied. The new guidance is required to be applied retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The guidance is effective for the Company beginning in the first quarter of fiscal 2019. Early adoption is permitted for the Company beginning in the first quarter of fiscal 2018. The Company has not yet selected the transition method, and is currently evaluating the impact this guidance may have on its financial position, results of operations and cash flows.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2015 and 2014

(unaudited)

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

In July 2015, the FASB revised the authoritative guidance for subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The guidance is effective for the Company beginning in the first quarter of fiscal 2018. The Company is currently evaluating the impact this guidance may have on its financial position, results of operations and cash flows.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2015 and 2014

(unaudited)

Note 3 — Short-Term Investments

Available-for-sale securities as of the dates presented were as follows (in thousands):

	As of July 31, 2015
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal bonds	$18,287	$3	$(3)	$18,287
U.S. government debt securities	4,998	1	—	4,999
Corporate debt securities/commercial paper	136,202	8	(63)	136,147
	$159,487	$12	$(66)	$159,433

Contractual maturity dates, less than one year				$159,433
Contractual maturity dates, one to two years				—
				$159,433

	As of April 30, 2015
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal bonds	$20,584	$2	$(6)	$20,580
U.S. government debt securities	25,041	2	(1)	25,042
Corporate debt securities/commercial paper	159,713	13	(77)	159,649
	$205,338	$17	$(84)	$205,271

Contractual maturity dates, less than one year				$204,770
Contractual maturity dates, one to two years				501
				$205,271

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2015 and 2014

(unaudited)

Note 4 — Supplemental Balance Sheet Account Information (in thousands)

	July 31,	April 30,
	2015	2015
Cash and cash equivalents:
Cash	$311,949	$242,884
Money market funds, commercial paper and U.S. government bonds	122,427	76,008
	$434,376	$318,892
Accounts receivable, net:
Accounts receivable	$150,536	$153,965
Less: Allowance for doubtful accounts	(645)	(924)
Allowance for sales returns	(2,423)	(1,955)
	$147,468	$151,086
Inventories:
Work in progress	$150,293	$147,586
Finished goods	170,305	196,380
	$320,598	$343,966
Prepaid expenses and other current assets:
Prepaid expenses	$6,749	$4,250
Deposits and other	13,387	377
Interest receivable	593	1,001
	$20,729	$5,628
Property, plant and equipment, net:
Land	$13,000	$13,000
Buildings	82,611	82,624
Buildings/leasehold improvements	29,453	29,452
Machinery and equipment	124,053	121,270
Furniture and fixtures	5,038	5,034
Software	8,966	8,918
Construction in progress	1,811	1,636
	264,932	261,934
Less: Accumulated depreciation and amortization	(121,197)	(116,720)
	$143,735	$145,214
Other long-term assets:
Deferred tax assets — non-current	$604	$604
Land-use rights	2,110	2,124
Other long-term assets	25,766	21,427
	$28,480	$24,155
Accrued expenses and other current liabilities:
Deferred tax liabilities — current	$86	86
Employee compensation	15,400	15,268
Third party commissions	333	389
Professional services	2,452	2,961
Noncancelable purchase commitments	1,963	1,788
Rebates	3,888	2,802
Other	8,838	13,818
	$32,960	$37,112
Other long-term liabilities:
Interest rate swap	$1,817	$2,073
Deferred tax liabilities — non-current	14,639	20,232
Other	1,907	1,593
	$18,363	$23,898

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2015 and 2014

(unaudited)

Note 5 — Long-term Investments

Long-term investments as of the dates indicated consisted of the following (in thousands):

	July 31,	April 30,
	2015	2015
VisEra	$103,451	$134,392
WLCSP	37,788	38,127
XinTec	10,395	19,502
Total	$151,634	$192,021

VisEra Technologies Company, Ltd.

In October 2003, the Company and Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) entered into an agreement to form VisEra Technologies Company, Ltd. (“VisEra”), a joint venture in Taiwan, for the purposes of providing certain manufacturing and automated final testing services related to complementary metal oxide semiconductor (“CMOS”) image sensors. In August 2005, under an amendment to the original 2003 joint-venture agreement, the Company and TSMC formed VisEra Holding Company (“VisEra Cayman”), a company incorporated in the Cayman Islands, and VisEra became a subsidiary of VisEra Cayman. The Company and TSMC have equal interests in VisEra Cayman. As of July 31, 2015, the Company owned 49.1% of VisEra Cayman.

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

The Company received the following dividend payments from VisEra during the periods presented (in thousands):

	Three Months Ended
	July 31,
	2015	2014
Dividend payments received from VisEra	$—	$—

In June 2015, VisEra Cayman declared a cash dividend. Consequently, as of July 31, 2015, the Company recorded a dividend receivable from VisEra Cayman of approximately $12.9 million in “Prepaid expenses and other current assets.” The cash dividend was subsequently received in August 2015.

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

	Three Months Ended
	July 31,
	2015	2014
Equity income (loss)	$(1,054)	$3,019
Net effect on Cost of revenues, after the elimination of unrealized intercompany profits	$(988)	$3,422

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

For the Three Months Ended July 31, 2015 and 2014

(unaudited)

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

The issuance price of $3.14 for the 37.2 million new shares was higher than the Company’s average per share carrying value for WLCSP. Consequently, the Company recognized a non-cash change-in-interest gain of approximately $14.1 million. In addition, with the sale of 5.1 million shares during the IPO, the Company received net cash proceeds of approximately $15.1 million, and recognized approximately $9.7 million as gain on the sale. The change-in-interest gain and the realized gain from the share sale, totaling approximately $23.8 million, were recorded in “Other income, net” for the three months ended January 31, 2014.

The foreign exchange effects on WLCSP’s net assets are recorded as part of the Company’s cumulative translation adjustment in “Accumulated other comprehensive income.” The total gain of $23.8 million from WLCSP’s IPO included a pro rata release of approximately $1.0 million of the cumulative translation adjustment from “Accumulated other comprehensive income.”

As of July 31, 2015, the 30.3 million WLCSP shares owned by the Company represented an ownership percentage of 13.3%. The Company received the following dividend payments from WLCSP during the periods presented (in thousands):

	Three Months Ended
	July 31,
	2015	2014
Dividend payments received from WLCSP	$876	$726

The Company accounts for its investment in WLCSP under the equity method. The following table presents equity income recorded by the Company for the periods indicated in “Equity in earnings of investee,” consisting of its portion of the net income recorded by WLCSP from April 1, 2015 to June 30, 2015, and from April 1, 2014 to June 30, 2014, respectively (in thousands):

	Three Months Ended
	July 31,
	2015	2014
Equity income	$373	$935

XinTec, Inc.

XinTec, Inc. (“XinTec”) is a Taiwan-based supplier of chip scale packaging services. The Company first made investments in XinTec in April 2003, for $2.8 million. Through January 31, 2015, the Company directly owned 9.8 million shares in XinTec, representing an ownership percentage of 4.1%. Separately, VisEra Cayman owned 37.2 million shares in XinTec, representing an ownership percentage of 15.6%. Consequently, the Company’s beneficial ownership percentage in XinTec was approximately 11.8%. The Company accounted for XinTec as a cost method investment through January 31, 2015.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2015 and 2014

(unaudited)

In March 2015, XinTec successfully completed its IPO and became a listed company on the Taiwan Stock Exchange. As part of the IPO, XinTec issued 30.0 million new shares and increased the total shares outstanding to 268.2 million shares. The Company also participated in the IPO as selling shareholder and sold 224,357 shares at approximately $1.35 per share, realizing a gain of approximately $195,000. As of July 31, 2015, the remaining 9.6 million XinTec shares owned by the Company represented an ownership percentage of 3.6%. The lock-up period for 4.8 million of the XinTec shares owned by the Company will expire in September 2015, and the lock-up period for the remaining 4.8 million XinTec shares will expire in March 2016. VisEra Cayman also participated in the IPO as selling shareholder and sold 0.9 million shares. VisEra Cayman’s remaining 36.4 million shares in XinTec represented a 13.5% ownership. Consequently, as of July 31, 2015, the Company’s beneficial ownership percentage in XinTec totaled approximately 10.2%.

As XinTec’s share price became readily determinable upon its IPO in March 2015, the Company started to record its investment in XinTec as an available-for-sale security carried at fair value, with changes in fair value, net of deferred taxes, recorded in “Accumulated other comprehensive income.” Concurrently, VisEra Cayman also started to report its ownership in XinTec as an available-for-sale security carried at fair value, with changes in fair value recorded in “Accumulated other comprehensive income.” From April 30, 2015 to July 31, 2015, XinTec’s share price decreased by approximately 45.0%. Consequently, for the three months ended July 31, 2015, the Company recorded an unrealized holding loss, net of tax, of approximately $5.9 million in “Accumulated other comprehensive income.” The Company also recorded an additional unrealized holding loss of approximately $17.0 million in “Accumulated other comprehensive income,” representing its share of VisEra Cayman’s unrealized holding loss on XinTec.

The following table presents the summary financial information of VisEra and WLCSP, as derived from their financial statements for the periods indicated. The summary financial information of WLCSP reflects the information as used by the Company for its equity method of accounting for WLCSP for the three months ended July 31, 2015 and 2014. Each of the investee’s financial information below was prepared under US GAAP (in thousands):

VisEra Holding Company

	Three Months Ended
	July 31,
	2015	2014
Operating data:
Revenues	$24,381	$28,290
Gross profit	3,311	7,993
Income from operations	1,334	5,734
Net income (loss)	$(2,010)	$6,963

China WLCSP Limited

	Three Months Ended
	June 30,
	2015	2014
Operating data:
Revenues	$21,838	$22,125
Gross profit	7,226	12,394
Income from operations	711	7,234
Net income	$2,792	$7,001

The Company’s share of undistributed earnings of investees accounted for by the equity method as of the dates indicated were as follows (in thousands):

	July 31,	April 30,
	2015	2015
Undistributed earnings of investees	$47,030	$61,408

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2015 and 2014

(unaudited)

Note 6 — Goodwill and Intangible Assets

Goodwill

The following table summarizes the change to the carrying value of the Company’s goodwill during the periods presented (in thousands):

	Three Months Ended
	July 31,
	2015	2014
Beginning balance	$10,227	$10,227
Changes to carrying value	—	—
Ending balance	$10,227	$10,227

Intangible Assets

Intangible assets as of the dates indicated consisted of the following (in thousands):

	July 31, 2015
	Cost	Accumulated Amortization	Net Book Value
Acquired patent portfolio	$65,000	$40,238	$24,762
Core technology	36,100	30,398	5,702
Patents and licenses	36,396	17,790	18,606
Trademarks and tradenames	1,400	1,400	—
Customer relationships	340	283	57
Intangible assets, net	$139,236	$90,109	$49,127

	April 30, 2015
	Cost	Accumulated Amortization	Net Book Value
Acquired patent portfolio	$65,000	$37,917	$27,083
Core technology	36,100	29,923	6,177
Patents and licenses	36,066	17,105	18,961
Trademarks and tradenames	1,400	1,400	—
Customer relationships	340	274	66
Intangible assets, net	$138,906	$86,619	$52,287

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2015 and 2014

(unaudited)

The following table presents the amortization of intangible assets recorded by the Company for the periods indicated (in thousands):

	Three Months Ended
	July 31,
	2015	2014
Amortization of intangible assets	$1,169	$1,192
Amortization of acquired patent portfolio	$2,321	$2,321

The total expected future annual amortization of these intangible assets is as follows (in thousands):

Years Ending April 30,
2016	$10,363
2017	13,737
2018	12,656
2019	3,243
2020	2,434
Thereafter	6,694
Total	$49,127

Note 7 — Borrowing Arrangements and Related Derivative Instruments

The following table sets forth the Company’s debt as of the dates indicated (in thousands):

	July 31,	April 30,
	2015	2015
Mortgage loan	$22,961	$23,099
Construction loan	8,991	8,996
	31,952	32,095
Less: amount due within one year	(9,545)	(7,096)
Non-current portion of long-term debt	$22,407	$24,999

As of July 31, 2015, aggregate debt maturities were as follows (in thousands):

Years Ending April 30,	Mortgage Loan	Construction Loan	Total
2016	$554	$6,539	$7,093
2017	22,407	2,452	24,859
Total	$22,961	$8,991	$31,952

Mortgage Loan

On March 16, 2007, the Company entered into a Loan and Security Agreement with a domestic bank for the purchase of a complex of four buildings located in Santa Clara, California (the “Santa Clara Property”). The Loan and Security Agreement provides for a mortgage loan in the principal amount of $27.9 million (the “Mortgage Loan”). The Mortgage Loan matures on March 31, 2017, and borrowings under the Mortgage Loan accrue interest at the London Interbank Borrowing Rate (“LIBOR”) plus 90 basis points. The Company was in compliance with the financial covenants of the Loan and Security Agreement as of July 31, 2015.

Interest rates under the Mortgage Loan for the dates indicated are set forth below:

	July 31,	April 30,
	2015	2015
Mortgage Loan	1.1%	1.1%

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2015 and 2014

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

Construction Loan

On August 3, 2009, OmniVision Technologies (Shanghai) Co. Ltd., a wholly-owned subsidiary of the Company, entered into a Fixed Assets Loan Agreement with a bank in China (the “Construction Loan”). The purpose of the Construction Loan was to construct a research center for the Company in Pudong Development Zone, the Zhang Jiang Science Park in Shanghai, China. During the second quarter of fiscal 2011, the Company completed the construction of the research center. As of July 31, 2015, the total amount outstanding under the Construction Loan was Chinese Yuan 55.0 million, or approximately $9.0 million. The Construction Loan matures on June 30, 2016.

The interest rate under the Construction Loan is based on an indicative rate as published by the Chinese government, and will be adjusted only at the anniversary of each drawdown. The interest rate under the Construction Loan was 5.6% at July 31, 2015 and April 30, 2015, respectively. The Company was in compliance with the financial covenants of the Fixed Assets Loan Agreement as of July 31, 2015.

Derivative Instruments and Hedging Activities

As indicated above, the Company entered into an interest rate swap in connection with the Mortgage Loan. The swap was set up to reduce the effect of interest rate variability on the Mortgage Loan’s interest payments, and is scheduled to expire in March 2017. The Company has not designated the interest rate swap as a hedging instrument. Consequently, the Company is remeasuring the interest rate swap at fair value at each subsequent balance sheet date, and immediately recognizing any changes to the fair value in earnings. On the Condensed Consolidated Balance Sheet, the Company records the swap as either an asset or a liability, depending on whether the fair value represents a gain or loss. (See Note 9.)

The table below presents the location of the swap on the Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets, and the related effect on the Company’s results of operations and financial positions for the periods indicated (in thousands):

	Three Months Ended
	July 31,
	2015	2014
Location of amounts recognized in Condensed Consolidated Statements of Income and amount of gains:
Other income, net	$256	$306

	July 31,	April 30,
	2015	2015
Location of amounts on Condensed Consolidated Balance Sheets and fair values:
Other long-term liabilities	$1,817	$2,073

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

For the Three Months Ended July 31, 2015 and 2014

(unaudited)

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended
	July 31,
	2015	2014
Basic:
Numerator:
Net income	$18,242	$45,327

Denominator:
Weighted average common shares for net income per share	58,584	56,583

Basic net income per share	$0.31	$0.80

Diluted:
Numerator:
Net income	$18,242	$45,327

Denominator:
Denominator for basic net income per share	58,584	56,583
Weighted average effect of dilutive securities:
Stock options, restricted stock units and employee stock purchase plan shares	1,155	1,575
Weighted average common shares for diluted net income per share	59,739	58,158

Diluted net income per share	$0.31	$0.78

Antidilutive common stock subject to outstanding options (excluded from the calculation of diluted net income per share)	508	1,683

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

For the Three Months Ended July 31, 2015 and 2014

(unaudited)

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of the date indicated (in thousands):

	July 31, 2015
	Total	Level 1	Level 2	Level 3
Money market funds	$38,172	$38,172	$—	$—
U.S. government debt securities and municipal bonds	27,726	—	27,726	—
Corporate debt securities/commercial paper	215,962	—	215,962	—
Equity investment in XinTec	10,395	10,395	—	—
Total assets	$292,255	$48,567	$243,688	$—
Interest rate swap	(1,817)	—	(1,817)	—
Total liabilities	$(1,817)	$—	$(1,817)	$—

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were presented on the Company’s Condensed Consolidated Balance Sheets as of the date indicated (in thousands):

	July 31, 2015
	Total	Level 1	Level 2	Level 3
Cash equivalents	$122,427	$38,172	$84,255	$—
Short-term investments	159,433	—	159,433	—
Long-term investments	10,395	10,395	—	—
Total assets	$292,255	$48,567	$243,688	$—
Interest rate swap	(1,817)	—	(1,817)	$—
Total liabilities	$(1,817)	$—	$(1,817)	$—

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2015 and 2014

(unaudited)

There have been no transfers between Level 1 and Level 2 during the three months ended July 31, 2015. The Company did not hold any investments classified as Level 3 as of July 31, 2015.

For the Company’s interest rate swap, the Company obtains fair value quotes from the issuing bank and assesses the quotes for reasonableness by comparing them to the present values of expected cash flows. The present value approach is based on observable market interest rate curves that are commensurate with the terms of the interest rate swap. The carrying value represents the fair value of the swap, as adjusted for any non-performance risk associated with the Company. XinTec completed its IPO in March 2015 and became a listed company on the Taiwan Stock Exchange, at which time the Company started to record its investment in XinTec as an available-for-sale security carried at fair value, with changes in fair value, net of deferred taxes, recorded in “Accumulated other comprehensive income.” The fair value of the investment in XinTec as of July 31, 2015 was based on the per share closing price of the stock on the Taiwan Stock Exchange.

Due to their short maturities, the reported amounts of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable, accounts payable and other current liabilities approximate their fair values.

For its investment in WLCSP, the Company uses the equity method of accounting. (See Note 5.) As of July 31, 2015, using the per share closing price of the stock of $7.54 on the Shanghai Stock Exchange (categorized as Level 1 for purposes of the fair value hierarchy), the aggregate fair value of the Company’s investment in WLCSP totaled approximately $228.3 million.

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

The Company sells its image-sensor products either directly to original equipment manufacturers (“OEMs”) and value added resellers (“VARs”) or indirectly through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs and to distributors for the periods indicated:

	Three Months Ended
	July 31,
	2015	2014
OEMs and VARs	69.7%	79.7%
Distributors	30.3	20.3
Total	100.0%	100.0%

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2015 and 2014

(unaudited)

Since the end-user customers of the Company’s customers market and sell their products worldwide, the Company’s revenues by geographic location are not necessarily indicative of the geographic distribution of end-user sales, but rather indicate where their components are sourced. The revenues by geography in the following table are based on the country or region in which the Company’s customers issue their purchase orders for the periods presented (in thousands):

	Three Months Ended
	July 31,
	2015	2014
China	$258,015	$334,247
Singapore	24,359	4,272
Japan	18,578	23,174
Ireland	9,809	5,658
United States	2,925	1,611
All other	16,205	37,574
Total	$329,891	$406,536

The Company’s long-lived assets, including its property, plant and equipment, net, long-term investments, land-use rights and other long-term assets, are located in the following countries as of the dates indicated (in thousands):

	July 31,	April 30,
	2015	2015
China	$156,665	$154,573
Taiwan	118,850	157,722
United States	47,013	47,785
All other	716	706
Total	$323,244	$360,786

Note 11 — Supplemental Financial Information

Additional Paid-in Capital

The following table shows the amounts recorded to “Additional paid-in capital” for the three months ended July 31, 2015 (in thousands):

Additional
Paid-in
Capital
Balance at April 30, 2015	$709,442
Exercise of common stock options	396
Employee stock purchase plan	4,195
Employee stock-based compensation	9,872
Withholding tax deduction on restricted stock units	(5,405)
Tax effect from stock-based compensation	761
Balance at July 31, 2015	$719,261

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2015 and 2014

(unaudited)

Accumulated Other Comprehensive Income

The following table presents the components of, and the changes in, accumulated other comprehensive income for the three months ended July 31, 2015 (in thousands):

	Balance at April 30, 2015	Other Comprehensive Income (Loss) Before Tax	Amounts Reclassified out of Accumulated Other Comprehensive Income	Related Tax Effects	Balance at July 31, 2015
Accumulated translation gains	$2,420	$151	$—	$(53)	$2,518
Accumulated unrealized gains (losses) on available-for-sale securities, net	37,649	(26,078)	—	3,183	14,754
Total accumulated other comprehensive income	$40,069	$(25,927)	$—	$3,130	$17,272

The following table sets forth the amounts reclassified out of Accumulated Other Comprehensive Income into the Condensed Consolidated Statements of Income and the associated presentation location, for the periods indicated (in thousands):

		Three Months Ended
		July 31,
Comprehensive Income Components	Location	2015	2014
Accumulated unrealized gains (losses) on available-for-sale securities, net
	Other income, net	$—	$(1)
	Total amounts reclassified out of Accumulated Other Comprehensive Income	$—	$(1)

Note 12 — Income Taxes

The Company reported the following operating results for the periods presented (in thousands):

	Three Months Ended
	July 31,
	2015	2014
Income before income taxes	$16,204	$33,682
Benefit from income taxes	$(2,038)	$(11,645)
Effective income tax rate	(12.6)%	(34.6)%

The Company’s effective income tax rate reflects the impact of a significant amount of the Company’s earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.

The Company’s quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. For the three months ended July 31, 2015, the discrete adjustments to the Company’s income taxes included the tax benefits that resulted from the reduction of unrecognized tax benefits due to the lapses of applicable statute of limitations in certain foreign jurisdictions and the reversal of deferred tax liabilities accrued on undistributed earnings for certain non-U.S. investee companies.

During the three months ended July 31, 2015, the Company reduced unrecognized tax benefits by approximately $3.1 million due to the lapses of applicable statute of limitations in certain foreign jurisdictions. During the three months ended July 31, 2015, the Company accrued an additional $300,000 of interest related to the Company’s unrecognized tax

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2015 and 2014

(unaudited)

benefits. As of July 31, 2015, the Company anticipates that the balance of gross unrecognized tax benefits will decrease by approximately $4.3 million due to the lapses of the applicable statute of limitations in certain jurisdictions over the next 12 months.

Note 13 — Commitments and Contingencies

Commitments

During the three months ended July 31, 2014, the Company entered into a development and supply agreement with Powerchip Technology Corporation (“PTC”) pursuant to which the Company would deposit up to $1.0 million with PTC as prepaid wafer credit. As of July 31, 2015, the Company has not made any deposits under this agreement.

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

Claim construction briefing has been submitted, but there is no claim construction hearing currently scheduled. On September 30, 2014, the court granted TSMC’s motion for summary judgment of noninfringement based on extraterritoriality issues. On March 2, 2015, the court granted the Company’s motion for summary judgment of noninfringement of its non-U.S. sales. The court’s summary judgment order addresses most of Ziptronix’s infringement claims asserted in the case and the Company expects to vigorously defend itself against Ziptronix’s remaining allegations of infringement. The Company is currently unable to predict the ultimate outcome of this case and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2015 and 2014

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

As of April 30, 2015, the Company reported on its balance sheet $12.5 million as Recoverable insurance proceeds within Total current assets, and $12.5 million as Litigation settlement accrual within Total current liabilities. As a result of the final judgment and order dismissing the action, the Company reversed the $12.5 million of recoverable insurance proceeds, and the corresponding $12.5 million of litigation settlement accrual, with no additional cash settlement payment from the Company, and no impact on its results of operations.

Derivative Litigation

On November 15, 2011, the first of three shareholder derivative complaints was filed in the Superior Court of California, County of Santa Clara, against several of the Company’s current and former officers and directors. These three state court actions were consolidated under the caption In re OmniVision Technologies, Inc. Derivative Litigation, Case No. 1-12-CV-216875 (“California State Action”). On March 21, 2012, a fourth similar shareholder derivative complaint captioned Carpenters Pension Fund of West Virginia v. Shaw Hong, et al., Case No. 12-CV-1423, was filed in the United States District Court for the Northern District of California (“California Federal Action”). On May 10, 2012, a fifth similar shareholder derivative complaint captioned Edker Pope v. Shaw Hong, et. al., Case No. 7514, was filed in the Court of Chancery of the State of Delaware (“Delaware Action”). These complaints make allegations similar to those presented in Securities Case, but they assert various state law causes of action, including claims of breach of fiduciary duty and unjust enrichment. All of these derivative complaints seek unspecified damages on behalf of the Company, which is named solely as nominal defendant against whom no recovery is sought. The proceedings in these derivative actions had been stayed by agreement and the California Federal Action and Delaware Action remain stayed. In the California State Action, the Court has set a schedule for the filing of an amended complaint and the filing of defendants’ anticipated demurrers. The Company is currently unable to predict the outcome of these actions and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

Raytheon Company v. Sony Corporation, OmniVision Technologies, Inc., and Apple, Inc.

On March 6, 2015, Raytheon Company (“Raytheon”) filed a complaint alleging patent infringement against the Company in the District Court for the Eastern District of Texas. The case is entitled Raytheon Co. v. Sony Corp. et al., Case No. 2:15-CV-00342-JRG-RSP. In its complaint, Raytheon asserts that the Company has made, used, offered to sell, sold and/or imported into the United States image sensors that infringe U.S. Patent No. 5,591,678 (the “’678 Patent”). The complaint seeks unspecified monetary damages, interest, fees, expenses, costs and other equitable relief against the Company. The Company answered the complaint on May 1, 2015 and denied each of Raytheon’s infringement claims against it. In addition, the Company had moved to transfer the matter to the Northern District of California along with several other defendants. Notably, the ’678 Patent expired in January 2014. The Company is currently unable to predict the ultimate outcome of this case and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three Months Ended July 31, 2015 and 2014

(unaudited)

Merger Litigation

In connection with the Merger Agreement and the transactions contemplated thereby, a number of putative class action lawsuits have been filed in the Superior Court of the State of California, County of Santa Clara. The actions filed Pope v. OmniVision Technologies, Inc., et al., No. 15-CV-280161 (filed May 4, 2015); Francisco v. Xiaoying, et al., No. 15-CV-280270 (filed May 6, 2015); Agee v. OmniVision Technologies, Inc., No. 15-CV-280311 (filed May 7, 2015); Levine v. OmniVision Technologies, Inc., No. 15-CV-280344 (filed May 7, 2015); O’Donnell v. OmniVision Technologies, Inc., No. 15-CV-280411 (filed May 8, 2015); Smith v. Hong, et al., No. 15-CV-280863 (filed May 19, 2015); and Nido v. OmniVision Technologies, Inc., No. 15-CV-281031 (filed May 22, 2015). In general, the various complaints assert that, among other things, the members of the Board of Directors breached their fiduciary duties to OmniVision’s stockholders by engaging in a process that was not designed to, and did not, maximize the stockholders’ value, and that OmniVision and the proposed acquiring entities aided and abetted the Board of Directors’ alleged breaches of fiduciary duties. The complaints generally seek to enjoin the merger, rescission of the merger to the extent it is implemented, or alternatively, rescissionary damages. On June 2, 2015, the actions were consolidated under the caption In re OmniVision Technologies, Inc. Shareholder Litigation, No. 15-CV-280161. On June 8, 2015, a consolidated amended complaint was filed. The amended complaint adds allegations that the Board of Directors breached their fiduciary duties by issuing a false and misleading preliminary proxy statement. The amended complaint also adds allegations that J.P. Morgan aided and abetted the directors’ alleged breaches of fiduciary duty. On July 1, 2015, plaintiffs filed a motion for a preliminary injunction seeking to enjoin the shareholder vote on the merger. The Court held a hearing on this motion on July 16, 2015. At that hearing the Court denied plaintiffs’ motion for an injunction. The Court has set a schedule for the filing of an amended complaint and the filing of defendants’ anticipated demurrers. The Company is currently unable to predict the outcome of this action and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

Note 14 — Related Party Transactions

The following table presents the amounts paid for services provided by related parties and the balances payable for the periods indicated (in thousands):

		Three Months Ended
Related		July 31,
Party	Description	2015	2014

VisEra	Purchases of color filter and other manufacturing services	$19,999	$25,162
	Balances payable at period end, net	$12,744	$17,735

WLCSP	Purchases of packaging services	$7,926	$3,549
	Balances payable at period end, net	$4,431	$1,809

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

CameraCubeChip Technology

In February 2009, we announced the introduction of our CameraCubeChip technology. This is a three-dimensional, reflowable, total camera solution that combines the full functionality of our CameraChip image sensors and wafer-level optics in one compact, small-footprint package. Our CameraCubeChip devices can be soldered directly to printed circuit boards, with no socket or insertion requirements. We believe our CameraCubeChip solution can streamline the mobile phone manufacturing process, thus resulting in lower cost and faster time-to-market for our customers. Currently, the market for CameraCubeChip devices is still nascent, but going forward, we see significant opportunities in the mobile phones and entertainment applications, such as tablets and wearable devices.

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

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

In September 2014, we introduced the OVM6211 CameraCubeChip, a CameraCubeChip imaging device based on our OmniPixel-3GS global shutter pixel architecture. The OVM6211 is capable of capturing 400 x 400 video at 120 frames per second, or FPS, and has an ultra-low power mode for machine and computer vision applications.

In October 2014, we introduced the OV13860, our first 13-megapixel PureCel-S image sensor with 1.3-µm pixels. The 1/2.6-inch OV13860 leverages our stacked-die technology, which separates the imaging array from the image sensor processing pipeline into a stacked-die structure. The OV13860 is designed for premium smartphones, and is capable of capturing full resolution 13-megapixel still images at 30 FPS, or record ultra-high resolution 4k2K video at 30 FPS, 1080p high definition, or HD, at 60 FPS, or 720p HD at 120 FPS.

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

In October 2014, lastly, we introduced the OV9750, a 1/3-inch image sensor based on our 3.75-µm OmniPixel3-HS pixel technology. The OV9750 is designed for the commercial security and surveillance market and can capture both visible and near-infrared video in HD format. It is capable of operating in a 1280 x 960 resolution at 60 FPS with 10-bit output, or at 45 FPS with 12-bit output.

In November 2014, we introduced the OV23850 and OV21840, a family of PureCel-S image sensors designed for premium smartphones, with resolutions of 23.8 megapixels and 21.4 megapixels, respectively. The OV23850 and OV21840 PureCel-S sensors leverage our stacked-die technology, which separates the imaging array from the image sensor processing pipeline into a stacked-die structure. This enables additional sensor functionalities, such as phase detection autofocus, two-dimensional contrast fast autofocus and high dynamic range, or HDR, video, while maintaining a small footprint. The 1/2.3-inch OV23850 supports an active array of 5632 x 4224 pixels, operating at 24 FPS. The 1/2.4-inch OV21840 supports an active array of 5344 x 4016 pixels, operating at 27 FPS. Both the OV23850 and OV21840 are also capable of recording quad HD video at 30 FPS in HDR mode, 720p HD video at 120 FPS, and 1080p HD video at 90 FPS.

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

In May 2015, we introduced the OV9752, a 1/3-inch image sensor that has an RGB-IR dual band color filter, allowing it to capture images in either visible light or infrared. The OV9752 is designed for commercial security and surveillance systems and is based on our 3.75-µm OmniPixel3-HS pixel technology. It is capable of capturing HD images and video in 1280 x 960 pixel resolution as well as infrared information.

In June 2015, we introduced the OV9734, a 720p HD PureCel image sensor designed for slim notebooks, tablets, mobile phones, and other devices that require thin bezels. The 1/9-inch OV9734 can capture 720p HD video at 30 FPS or VGS resolution at 45 FPS.

In June 2015, we also introduced the OV6946, a 1/18-inch image sensor designed for advanced medical imaging applications, such as reusable endoscopy. The OV6946 is based on our 1.75-µm OmniBSI+ pixel architecture, and can capture 400 x 400 resolution images and video at 30 FPS.

In July 2015, we introduced the OV7699 CameraChip and OVM7699 CameraCubeChip. The OV7699 is a 1/13-inch VGA image sensor based on our 1.75-µm OmniBSI+ pixel architecture, and capture VGA resolution images and video at 30 FPS. The OVM7699 is the OV7699 packaged in our proprietary CameraCubeChip format.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

In July 2015, we also introduced the OV13853, a 13-megapixel PureCel image sensor. The 1/3.06-inch OV13853 is based on our 1.12-µm pixel architecture, and supports advanced features such as phase detection autofocus. The OV13853 is capable of capturing 13-megapixel images at 30 FPS, 4K2K ultra-high definition video at 30 FPS with full-horizontal field of view and electronic image stabilization, or EIS, and 1080p HD video at 60 FPS with EIS.

Current Economic Environment

We operate in a challenging economic environment that has undergone significant changes in technology and in patterns of global trade. We remain a leader in the development and marketing of image sensing devices based on the CMOS fabrication process and have benefited from the growing market demand for and acceptance of this technology.

A significant amount of our revenues is derived from markets outside of the United States, in particular from the Asian markets. These markets are extremely competitive and we continue to see entrance of new competitors. Due to our reliance on sales in these markets, a slowdown in demand in these markets could have an adverse effect on our financial results. For example, in the third quarter of fiscal 2015, demand for our products slowed down in the China market, possibly attributable to the competitive environment faced by our customers and a protracted upgrade cycle for the local wireless infrastructure. This demand slowdown in the region had negatively impacted our revenues. Given our long-term relationships and established ecosystem in China, we believe that demand for our products in the region will resume. Indeed, for the first quarter of fiscal 2016, business seems to be recovering. However, due to our limited visibility, uncertainty as to how manufacturers will react to China’s recent currency devaluation, and the intense competition in the market, we expect that volatility in the China market, as well as other Asian markets, will continue, at least in the near future.

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

Market Environment

We sell our products worldwide directly to OEMs, which include branded customers and contract manufacturers, and value added resellers, or VARs, and indirectly through distributors. In order to ensure that we address all available markets for our image sensors, we organize our marketing efforts into end-use market groups, each of which concentrates on a particular product or, in some cases, customers within a product group. Thus, we have marketing teams that address the mobile phone market, the entertainment market, the notebook and webcam market, the digital still camera, or DSC, market, the commercial security and surveillance market, and the automotive and medical markets.

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

The overwhelming majority of our sales depend on decisions by the engineering designers for manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular image sensor requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to produce and deliver reliable products in large quantities and in a timely manner is a key competitive differentiator. Since our inception, we have shipped more than 5.9 billion image sensors, including approximately 215 million in the three months ended July 31, 2015. We believe that these quantities demonstrate the capabilities of our production system, including our sources of offshore fabrication.

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

Sharp, Sony, STMicroelectronics and Toshiba. We expect to see continued price competition in the image-sensor market for mobile phones, entertainment devices, notebooks and webcams, commercial security and surveillance systems, digital still and video cameras, automotive and medical imaging systems as those markets continue to grow. Although we believe that we currently compete effectively in those markets, our competitive position could be impaired by companies that have greater financial, technical, marketing, manufacturing and distribution resources, broader product lines, better access to large customer bases, greater name recognition, longer operating histories and more established strategic and financial relationships than we do. Such companies may be able to adapt more quickly to new or emerging technologies and customer requirements or devote greater resources to the promotion and sale of their products. Many of these competitors own and operate their own fabrication facilities, which in certain circumstances may give them the ability to price their products more aggressively than we can or may allow them to respond more rapidly than we can to changing market opportunities.

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

Separately, in order to maintain our gross margins, we and our suppliers must work continuously to lower our manufacturing costs and increase our production yields. In fiscal 2013, we requested our suppliers to invest in additional equipment in connection with the production of our OmniBSI-2 products. Such investment resulted in higher product costs for these products. Because we experienced increased sales of our OmniBSI-2 products since fiscal 2013, and expect these products to continue to constitute a significant percentage of our total sales in fiscal 2016, we anticipate that our gross margins will remain at lower levels than we have experienced historically, before our introduction of OmniBSI-2. Partially offsetting this is our recent introduction of our PureCel products, which have higher gross margins than our OmniBSI-2 products and whose shipping volumes have continued to increase. If we are unable to spread the added cost of our OmniBSI-2 products over larger unit sales, successfully negotiate lower prices for these products with our suppliers, or increase sales of higher gross margin products such as our PureCel products, our gross margin may continue to stay at these lower levels for future periods as well. In addition, if we are unable to timely develop and introduce new products that can take advantage of smaller process geometries or new products that incorporate more advanced technology and include more advanced features that can be sold at higher ASPs, our gross margin may decline. Due to the foregoing factors, as well as the price erosions we experienced in the first fiscal quarter of 2016 and recent unfavorable exchange rate movements, we remain cautious regarding our expectations on our gross margin trajectory for fiscal 2016.

Having the ability to forecast customer demand correctly and to prepare the appropriate level of inventory to meet this demand is also important in the semiconductor industry. At times, the semiconductor industry may experience supply constraints, and if we were unable to manage our products appropriately to meet our customers’ product demands, our relations with our customers and their end-user customers may be harmed and we may be unable to achieve future sales growth, which could result in our revenues, gross margins and other financial results being materially and adversely affected. Conversely, an excess in inventory supply can also adversely affect our performance. For example, in the third quarter of fiscal 2015, demand for our products slowed down in the China market, possibly attributable to the competitive environment faced by our customers and a protracted upgrade cycle for the local wireless infrastructure. This demand slowdown in the region had negatively impacted our revenues; the demand slowdown also resulted in our inventories at the end of the third and fourth quarters of fiscal 2015 being higher than we intended them to be. However, since customer demand can be volatile, we may be unable to sell inventories that were built in excess of demand, or we may have to sell at lower prices to eliminate excess inventories. Under such circumstances, we may be required to record significant provisions for excess and obsolete inventories. This could materially and adversely affect our results of operations and financial condition. Similarly, we cannot predict what effect, if any, the devaluation of China’s currency in August 2015 may have on our ability to sell our existing inventories or on future customer demand for our products. We expect

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

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

Capital Resources

As of July 31, 2015, we held approximately $434.4 million in cash and cash equivalents and approximately $159.4 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices, and changes in market liquidity and in the pricing of risk. Our policy is to invest in financial instruments with short maturities, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of “A” or better and money market funds. We do not believe that the value of our cash, cash equivalents and short-term investments will be significantly affected by current instability in the global financial markets.

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

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies, please refer to the discussion in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015. There have been no material changes in any of our critical accounting policies since April 30, 2015.

Results of Operations

The following table sets forth the results of our operations as percentages of revenues. Our historical operating results are not necessarily indicative of the results we can expect for any future period.

	Three Months Ended
	July 31,
	2015	2014
Revenues	100.0%	100.0%
Cost of revenues	77.4	78.3
Gross margin	22.6	21.7

Operating expenses:
Research, development and related	11.0	8.5
Selling, general and administrative	6.4	4.7
Amortization of acquired patent portfolio	0.7	0.6
Total operating expenses	18.1	13.8

Income from operations	4.5	7.9
Equity in earnings of investee	0.1	0.2
Interest expense, net	(0.1)	(0.1)
Other income, net	0.4	0.3
Income before income taxes	4.9	8.3

Benefit from income taxes	(0.6)	(2.8)
Net income	5.5%	11.1%

Three Months Ended July 31, 2015 as Compared to Three Months Ended July 31, 2014

Revenues

We derive substantially all of our revenues from the sale of our image-sensor products that are used in a wide variety of consumer and commercial mass-market applications including mobile phones, entertainment devices, notebooks and webcams, commercial security and surveillance cameras, DSCs, automotive and medical products. Revenues for the three months ended July 31, 2015 decreased by 18.9% to $329.9 million, from $406.5 million for the three months ended July 31, 2014. The decrease in revenues was primarily attributable to a 13.3% decrease in unit sales, with the most significant decrease being our 2-megapixel and below products, followed by our 3 to 5-megapixel products. These decreases were partially offset by an increase in unit shipment of our 8-megapixel and above products. We also experienced a 6.1% decrease in our ASPs, reflecting general price erosions, in particular in our largest regional market of China, and an increase in shipment mix for some of our newer and lower priced products. The decrease in unit sales in the three months ended July 31, 2015, as compared to the three months ended July 31, 2014, represented reduction in unit shipments into the mobile phone market, the entertainment market, and the notebook and webcam market, partially offset by increase in unit shipments into the commercial security and surveillance market and the automotive market.

Revenues from Sales to OEMs and VARs as Compared to Distributors

We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The percentage of revenues from sales to OEMs and VARs was lower in the three months ended July 31, 2015 than in the prior year period. The proportional increase in sales through distributors was primarily driven by an increase in the use of distribution channels in our China market. We expect that the percentage of revenues from sales through OEMs and VARs

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

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

The following table shows the percentages of revenues from sales to OEMs and VARs and distributors for the periods indicated:

	Three Months Ended
	July 31,
	2015	2014
OEMs and VARs	69.7%	79.7%
Distributors	30.3	20.3
Total	100.0%	100.0%

OEMs and VARs.   In the three months ended July 31, 2015, two OEM customers accounted for approximately 10.3% and 10.2% of our revenues, respectively. In the three months ended July 31, 2014, two OEM customers accounted for approximately 14.2% and 11.3% of our revenues, respectively. For the three months ended July 31, 2015 and 2014, no other OEM or VAR customer accounted for 10% or more of our revenues. The change in the composition of our OEM customers accounting for 10% or more of our revenues during the three months ended July 31, 2015 was primarily attributable to changes in product volumes shipped to our key customers during this period.

Distributors.   In the three months ended July 31, 2015 and 2014, one distributor customer accounted for approximately 17.0% and 12.1% of our revenues, respectively. For the three months ended July 31, 2015 and 2014, no other distributor customer accounted for 10% or more of our revenues.

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentages of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the three months ended July 31, 2015 and 2014:

	Three Months Ended
	July 31,
	2015	2014
Domestic sales	0.9%	0.4%
Foreign sales	99.1	99.6
Total	100.0%	100.0%

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

Gross Profit

Our gross margin in the three months ended July 31, 2015 increased to 22.6% from 21.7% for the three months ended July 31, 2014. The year-over-year increase in gross margin reflected the phasing out of older generation products with newer designs, particularly for native HD products in the 2-megapixel and below category. The gross margin increase also reflected a continued reduction in our production costs. These improvements were partially offset by a decrease in ASPs as a result of general price erosion and an unfavorable net effect on gross margin from the sale of previously written-down products and write-down of inventories. For the three months ended July 31, 2015, our sales of previously written-down products decreased to $2.0 million, from $4.1 million in the similar prior year period. This was partially offset by a decrease in the

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

write-down of inventories, which totaled $8.8 million during the three months ended July 31, 2015, as compared to $10.2 million in the similar prior year period. We recorded approximately $1.3 million and $1.0 million in stock-based compensation expense to cost of revenues during the three months ended July 31, 2015 and 2014, respectively.

Research, Development and Related Expenses

Research, development and related expenses consist primarily of compensation and personnel-related expenses, non-recurring engineering costs related principally to the costs of the masks we buy when we release new product designs to the manufacturing foundries, costs for purchased materials, designs, tooling, depreciation of computers and workstations, and amortization of acquired intangible intellectual property and computer aided design software. Research, development and related expenses may fluctuate significantly as the number of new designs we release to the foundries can fluctuate from period to period. Research, development and related expenses for the three months ended July 31, 2015 increased to approximately $36.1 million from approximately $34.7 million for the three months ended July 31, 2014. As a percentage of revenues, research, development and related expenses for the three months ended July31, 2015 and 2014 represented 11.0% and 8.5%, respectively.

The increase in research, development and related expenses of approximately $1.4 million, or 4.0%, for the three months ended July 31, 2015 from the similar period in the prior year resulted from: a $2.2 million increase in salary and payroll-related expenses resulting primarily from a headcount increase and a $0.5 million increase in stock-based compensation expense, partially offset by a $1.4 million decrease in non-recurring engineering expenses related to new product development. We anticipate that research, development and related expenses for our second quarter of fiscal 2016 will decrease slightly when compared to our first quarter of fiscal 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and personnel-related expenses, commissions paid to distributors and manufacturers’ representatives, and insurance and legal expenses. Commission payments, in particular, can vary from period to period as our overall revenues change. Selling, general and administrative expenses for the three months ended July 31, 2015 increased to approximately $21.1 million from $19.2 million for the three months ended July 31, 2014. As a percentage of revenues, selling, general and administrative expenses represented 6.4% and 4.7% for the three months ended July 31, 2015 and 2014, respectively.

The increase in selling, general and administrative expenses of approximately $1.9 million, or 10.1%, for the three months ended July 31, 2015 from the similar period in the prior year resulted primarily from a $0.9 million increase in salary and payroll-related expenses resulting primarily from a headcount increase, and a $0.6 million increase in legal expenses primarily related to the merger litigation. We anticipate that our selling, general and administrative expenses for our second quarter of fiscal 2016 will decrease slightly when compared to our first quarter of fiscal 2016.

Amortization of Acquired Patent Portfolio

In March 2011, we purchased certain sensor-related patents and patent applications from Eastman Kodak Company in a cash transaction. As a result, we recorded $65.0 million in additions to intangible assets, which we began amortizing during the three months ended April 30, 2011. Consequently, amortization of acquired patent portfolio totaled approximately $2.3 million for each of the three months ended July 31, 2015 and 2014.

Equity in Earnings of Investee

Equity in earnings of investee for the three months ended July 31, 2015 totaled $373,000, as compared to $0.9 million in the prior year. Equity in earnings of investee represented our portion of the net income recorded by China WLCSP Limited, or WLCSP.

Interest Expense, Net

We invest our cash, cash equivalents and short-term investments in interest-bearing accounts consisting primarily of money market funds, commercial paper, certificates of deposit, high-grade corporate securities and government bonds. Additionally, we have obtained funds under certain long-term borrowing facilities comprised of a variable rate mortgage and a construction loan. Interest expense, net, decreased to $233,000 in the three months ended July 31, 2015 from $455,000 in the prior year period. The $222,000 decrease in interest expense, net, resulted from a $103,000 increase in interest income

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

and a $119,000 decrease in interest expense. The increase in interest income was attributable to an increase in cash, cash equivalents, and short-term investments. The decrease in interest expense was attributable to a reduction in interest expense associated with a fixed asset loan agreement that we entered into for the construction of a research center for our wholly-owned subsidiary in Shanghai, OmniVision Technologies (Shanghai) Co. Ltd., or OTC, and a reduction in interest accretion associated with a license agreement that we entered into with the California Institute of Technology in January 2014.

Other Income, Net

Other income, net, for the three months ended July 31, 2015 was $1.1 million, as compared to $1.0 million in the prior year. Other income, net, for the three months ended July 31, 2015 included $356,000 of income associated with the leasing out of our office space in Shanghai, China, $332,000 of dividends distributed by XinTec, Inc., or XinTec, a $255,000 gain on the interest rate swap agreement related to the mortgage on our complex of four buildings located in Santa Clara, California, or our Santa Clara Property, and a $144,000 gain from foreign exchange. Other income, net, for the three months ended July 31, 2014 included $351,000 of income associated with the leasing out of our office space in Shanghai, China, a $306,000 gain on the interest rate swap agreement related to the mortgage on our Santa Clara Property, a $193,000 gain from foreign exchange, and $180,000 of dividends distributed by XinTec, Inc., or XinTec.

Benefit from Income Taxes

We generated approximately $16.2 million and $33.7 million in income before income taxes for the three months ended July 31, 2015 and 2014, respectively. We recorded benefit from income taxes of approximately $2.0 million and $11.6 million for the three months ended July 31, 2015 and 2014, respectively, resulting in effective tax rates of (12.6)% and (34.6)% for the respective periods. Our effective income tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.

Our quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. For the three months ended July 31, 2015, the discrete adjustments to our income taxes included the tax benefits that resulted from the reduction of unrecognized tax benefits due to the lapses of applicable statute of limitations in certain foreign jurisdictions and the reversal of deferred tax liabilities accrued on undistributed earnings for certain non-U.S. investee companies.

During the three months ended July 31, 2015, we reduced unrecognized tax benefits by approximately $3.1 million due to the lapses of applicable statute of limitations in certain foreign jurisdictions. We also accrued an additional $300,000 of interest related to our unrecognized tax benefits. As of July 31, 2015, we anticipate that the balance of gross unrecognized tax benefits will decrease by approximately $4.3 million due to the lapses of the applicable statute of limitations in certain jurisdictions over the next 12 months.

Liquidity and Capital Resources

Our principal sources of liquidity as of July 31, 2015 consisted of cash, cash equivalents and short-term investments totaling $593.8 million.

Liquidity

Our working capital increased by $36.1 million to $879.1 million as of July 31, 2015, as compared to $842.9 million as of April 30, 2015. Our working capital increased as a result of: a $69.6 million increase in cash, cash equivalents and short-term investments primarily due to cash provided by operating activities; a $15.1 million increase in prepaid expenses and other current assets due to a $12.9 million dividend receivable from VisEra; a $4.2 million decrease in accrued expenses and other current liabilities; and a $2.6 million decrease in income taxes payable. These increases in working capital were offset by: a $23.4 million decrease in inventories due to a decrease in inventory purchases; a $20.2 million increase in deferred revenues, less cost of revenues due to an increase in inventory in our distribution channels; a $3.6 million decrease in accounts receivable, net; a $3.0 million decrease in prepaid and deferred income taxes; a $2.7 million increase in accounts payable; and a $2.4 million increase in current portion of long-term debt.

Cash balances are held by our U.S. headquarters and our subsidiaries throughout the world, with the majority of cash and cash equivalents being held in the U.S., Cayman Islands, and Singapore. As of July 31, 2015, the amount of cash, cash equivalents and short-term investments held by foreign subsidiaries totaled approximately $305.2 million. In the event these funds from foreign subsidiaries are needed to fund operations in the U.S., and if U.S. tax has not already been previously

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

In March 2007, we purchased our Santa Clara Property. In connection with the purchase, we obtained from a domestic bank a mortgage loan with a principal amount of $27.9 million, or the Mortgage Loan. As of July 31, 2015, the principal amount outstanding under the Mortgage Loan was $23.0 million.

In August 2009, in order to finance costs associated with the construction of a research center for OTC, we entered into a fixed asset loan agreement with a bank in China, or the Construction Loan. We completed the construction of the research center during the three months ended October 31, 2010. As of July 31, 2015, the principal amount outstanding under the Construction Loan was $9.0 million.

Cash Flows from Operating Activities

For the three months ended July 31, 2015, net cash provided by operating activities totaled approximately $72.2 million as compared to approximately $71.5 million for the corresponding period in the prior year. The principal components of the current year amount were: net income of approximately $18.2 million for the three months ended July 31, 2015; adjustments for non-cash charges of $9.9 million in stock-based compensation, $8.8 million in write-down of inventories, $8.4 million in depreciation and amortization, and $0.6 million in loss on equity investments, net; a $20.1 million increase in deferred revenues, less cost of revenues, a $15.1 million decrease in inventories, a $11.2 million decrease in prepaid expenses and other assets, a $3.6 million decrease in accounts receivable, net, a $1.4 million increase in accounts payable, and $0.5 million decrease in prepaid and deferred income taxes. These increases were offset by: a $21.0 million decrease in accrued expenses and other liabilities and a $4.3 million decrease in income taxes payable. The $20.1 million increase in deferred revenues, less cost of revenues was caused by an increase in inventory in our distribution channels. The 15.1 million decrease in inventories was caused by a reduction in inventory purchases. The $21.0 million decrease in accrued expenses and other liabilities was primarily due to the resolution of the security litigation in June 2015 and the corresponding release of $12.5 million in litigation settlement accrual. The $4.3 million decrease in income tax payable resulted primarily from a $3.1 million reduction in our unrecognized tax benefits when the applicable statute of limitations in certain foreign jurisdictions lapsed.

The principal components of the net cash provided by operating activities during the three months ended July 31, 2014 were: net income of approximately $45.3 million for the three months ended July 31, 2014; adjustments for non-cash charges of $10.2 million in write-down of inventories, $8.9 million in depreciation and amortization, $8.4 million in stock-based compensation and $4.4 million in gain on equity investments, net; a $42.1 million increase in accounts payable; a $6.8 million increase in deferred revenues, less cost of revenues; and a $2.8 million decrease in deferred income taxes. These increases were offset by: a $24.0 million increase in inventories; a $16.1 million decrease in income taxes payable; a $4.5 million decrease in accrued expenses and other current liabilities; and a $4.3 million increase in accounts receivable, net. The $42.1 million increase in accounts payable was caused by an increase in inventory purchases. Our increase in inventory purchases also resulted in a $24.0 million increase in inventories. The $16.1 million decrease in income tax payable resulted primarily from a $15.1 million reduction in our unrecognized tax benefits when the applicable statute of limitations in certain foreign jurisdictions lapsed.

Cash Flows from Investing Activities

For the three months ended July 31, 2015, our net cash provided by investing activities totaled approximately $38.1 million, as compared to approximately $50.3 million used in for the corresponding period in the prior year. The amount of net cash provided by investing activities during the three months ended July 31, 2015 represented $88.7 million in net proceeds from sales or maturities of short-term investments, offset by $43.3 million in purchases of short-term investments, $4.8 million in purchase and deposits for intangible and other assets, and $2.5 million in purchases of property, plant and equipment, net of sales. For the three months ended July 31, 2014, our net cash used in investing activities represented the use of $116.4 million in purchases of short-term investments, and $5.2 million in purchases of property, plant and equipment, net of sales, partially offset by $71.2 million in net proceeds from sales or maturities of short-term investments.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Cash Flows from Financing Activities

For the three months ended July 31, 2015, net cash provided by financing activities totaled approximately $5.2 million, as compared to approximately $7.6 million for the corresponding period in the prior year. The amount of net cash provided by financing activities during the three months ended July 31, 2015 represented $4.6 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan and $0.8 million in excess tax benefits from stock-based compensation, partially offset by $138,000 used to repay long-term borrowings. For the three months ended July 31, 2014, our net cash provided by financing activities represented $6.8 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan and $0.9 million in excess tax benefits from stock-based compensation, partially offset by $138,000 used to repay long-term borrowings.

Capital Commitments and Resources

During the three months ended July 31, 2014, we entered into a development and supply agreement with PTC pursuant to which we would deposit up to $1.0 million with PTC as prepaid wafer credit. As of July 31, 2015 we have not made any deposits under this agreement.

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

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of July 31, 2015 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
Contractual Obligations and Commercial Commitments :
Operating leases	$11,078	$5,250	$3,367	$1,698	$763
Debt obligations(1)	31,952	9,545	22,407	—	—
Purchase obligations(2)	178,830	178,830	—	—	—
Other	1,607	1,526	81	—	—
Total contractual obligations	223,467	195,151	25,855	1,698	763
Other Commercial Commitments:
Prepaid wafer credit(3)	1,000	1,000	—	—	—
Total commercial commitments	1,000	1,000	—	—	—
Total contractual obligations and commercial commitments	$224,467	$196,151	$25,855	$1,698	$763

(1)         In March 2007, we entered into the Mortgage Loan with a domestic bank in the amount of $27.9 million. In August 2009, we entered into the Construction Loan with a bank in China to finance costs associated with the construction of a research center for OTC. As of July 31, 2015, our balances outstanding under the Mortgage Loan and Construction Loan were approximately $23.0 million and $9.0 million, respectively. See Note 7 - “Borrowing Arrangements and Related Derivative Instruments” to our condensed consolidated financial statements. The amounts as disclosed in the table above do not include any associated interest payments as the loans have variable interest rates and interests will vary accordingly.

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

As of July 31, 2015, the long-term income taxes payable, including estimated interest and penalties, was $53.5 million. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes. Also, in connection with the proposed acquisition by Hua Capital Management, CITIC Capital and GoldStone Investment, we may be obligated to pay additional transaction related expenses, depending on the outcome of the proposed transaction. We are unable to make any estimates of such additional expenses as the outcome remains uncertain. Accordingly, we have excluded this obligation from the schedule summarizing our significant obligations to make future payments under contractual obligations as of July 31, 2015 presented above.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the periods covered by this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued new authoritative guidance for revenue recognition. The new revenue recognition guidance provides a comprehensive framework to address revenue recognition issues for all contracts with customers, and supersedes most previously-issued industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle and apply the new guidance, entities will follow a five-step approach: Step 1) identify the contracts with the customer; Step 2) identify the separate performance obligations in the contract; Step 3) determine the transaction price; Step 4) allocate the transaction price to separate performance obligations; and Step 5) recognize revenue when, or as, each performance obligation is satisfied. The new guidance is required to be applied retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The guidance is effective for us beginning in the first quarter of fiscal 2019. Early adoption is permitted for us beginning in the first quarter of fiscal 2018. We have not yet selected the transition method, and are currently evaluating the impact this guidance may have on our financial position, results of operations and cash flows.

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

In July 2015, the FASB revised the authoritative guidance for subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The guidance is effective for us beginning in the first quarter of fiscal 2018. We are currently evaluating the impact this guidance may have on our financial position, results of operations and cash flows.

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

As of July 31, 2015, the functional currency of all of our wholly-owned subsidiaries is the U.S. dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in “Other income, net” for the periods presented. The amounts of transaction gains and losses for the three months ended July 31, 2015 were not material.

Given that the operating expenses which we incur in currencies other than U.S. dollars have not been a significant percentage of our revenues, we do not believe that our foreign currency exchange rate fluctuation risk is significant. Consequently, we do not believe that a 10% change in foreign currency exchange rates would have a significant effect on our future net income or cash flows.

In August 2009, in order to finance costs associated with the construction of a research center in OTC, we entered into the Construction Loan with a bank in China. The Construction Loan is denominated in CNY. As of July 31, 2015, the principal amount outstanding under the Construction Loan was approximately $9.0 million. As of July 31, 2015, a hypothetical 10% weakening of the U.S. dollar against CNY would result in approximately $0.9 million of additional remeasurement losses. As of July 31, 2015, a hypothetical 10% strengthening of the U.S. dollar against CNY would result in approximately $0.9 million of additional remeasurement gains.

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

Due to the short maturities of our investments, the carrying value should approximate the fair market value. In addition, we do not use our investments for trading or other speculative purposes. Due to the short duration of our investment portfolio, we do not expect that an immediate 10% change in interest rates would have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates. We do not believe that the recent instability in global financial markets has significantly affected the value of our cash equivalents and short-term investments.

During fiscal 2007, we financed the purchase of the Santa Clara Property with a $27.9 million mortgage loan. The mortgage loan is a variable rate loan which bears interest at LIBOR plus 90 basis points and changes in the interest rate affect our interest payments. However, concurrent with the mortgage loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the mortgage loan. We are the fixed rate payer under the swap with a fixed rate of 5.3%. Consequently, although we are required to mark the value of the swap to market at each balance sheet date and record the associated non-cash cost or benefit as part of “Other income, net,” a hypothetical 10% change in LIBOR would not have a material effect on our interest expense for the three months ended July 31, 2015.

As to the Construction Loan, the interest rate is based on an indicative rate as published by the Chinese government, and will be adjusted only at the anniversary of each drawdown. Interest rate under the Construction Loan was 5.6% at

July 31, 2015. We do not hedge against the risk of interest rate changes for the Construction Loan. However, since the current interest rate is published by the Chinese government and will not be adjusted until the next anniversary of the earliest drawdown, which will be November 2015, any hypothetical 10% shifts in yield will not cause a significant adverse impact to our results of operations, cash flows or to our financial position for the three months ended July 31, 2015.

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

(b)  Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the three-month period ended July 31, 2015, as covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Claim construction briefing has been submitted, but there is no claim construction hearing currently scheduled. On September 30, 2014, the court granted TSMC’s motion for summary judgment of noninfringement based on extraterritoriality issues. On March 2, 2015, the court granted our motion for summary judgment of noninfringement of our non-U.S. sales. The court’s summary judgment order addresses most of Ziptronix’s infringement claims asserted in the case and we expect to vigorously defend ourselves against Ziptronix’s remaining allegations of infringement. We are currently unable to predict the ultimate outcome of this case and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

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

As of April 30, 2015, we reported on our balance sheet $12.5 million as Recoverable insurance proceeds within Total current assets, and $12.5 million as Litigation settlement accrual within Total current liabilities. As a result of the final judgment and order dismissing the action, we reversed the $12.5 million of recoverable insurance proceeds, and the corresponding $12.5 million of litigation settlement accrual, with no additional cash settlement payment from us, and no impact on our results of operations.

Derivative Litigation

On November 15, 2011, the first of three shareholder derivative complaints was filed in the Superior Court of California, County of Santa Clara, against several of our current and former officers and directors. These three state court actions were consolidated under the caption In re OmniVision Technologies, Inc. Derivative Litigation, Case No. 1-12-CV-216875, or the California State Action. On March 21, 2012, a fourth similar shareholder derivative complaint captioned Carpenters Pension Fund of West Virginia v. Shaw Hong, et al., Case No. 12-CV-1423, was filed in the United States District Court for the Northern District of California, or the California Federal Action. On May 10, 2012, a fifth similar shareholder derivative complaint captioned Edker Pope v. Shaw Hong, et. al., Case No. 7514, was filed in the Court of Chancery of the State of Delaware, or the Delaware Action. These complaints make allegations similar to those presented in the Securities Case, but they assert various state law causes of action, including claims of breach of fiduciary duty and unjust enrichment. All of these derivative complaints seek unspecified damages on behalf of us. We are named solely as a nominal defendant against whom no recovery is sought. The proceedings in these derivative actions had been stayed by agreement and the California Federal Action and Delaware Action remain stayed. In the California State Action, the Court has set a schedule for the filing of an amended complaint and the filing of defendants’ anticipated demurrers. We are currently unable to predict the outcome of these actions and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

Raytheon Company v. Sony Corporation, OmniVision Technologies, Inc., and Apple, Inc.

On March 6, 2015, Raytheon Company (“Raytheon”) filed a complaint alleging patent infringement against us in the District Court for the Eastern District of Texas. The case is entitled Raytheon Co. v. Sony Corp. et al., Case No. 2:15-CV-00342-JRG-RSP. In its complaint, Raytheon asserts that we have made, used, offered to sell, sold and/or imported into the United States image sensors that infringe U.S. Patent No. 5,591,678 (the “’678 Patent”). The complaint seeks unspecified monetary damages, interest, fees, expenses, costs and other equitable relief against us. We answered the complaint on May 1, 2015 and denied each of Raytheon’s infringement claims against us. In addition, we had moved to transfer the matter to the Northern District of California along with several other defendants. Notably, the ’678 Patent expired in January 2014. We are currently unable to predict the ultimate outcome of this case and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

Merger Litigation

In connection with the Merger Agreement and the transactions contemplated thereby, a number of putative class action lawsuits have been filed in the Superior Court of the State of California, County of Santa Clara. The actions filed Pope v. OmniVision Technologies, Inc., et al., No. 15-CV-280161 (filed May 4, 2015); Francisco v. Xiaoying, et al., No. 15-CV-280270 (filed May 6, 2015); Agee v. OmniVision Technologies, Inc., No. 15-CV-280311 (filed May 7, 2015); Levine v. OmniVision Technologies, Inc., No. 15-CV-280344 (filed May 7, 2015); O’Donnell v. OmniVision Technologies, Inc., No. 15-CV-280411 (filed May 8, 2015); Smith v. Hong, et al., No. 15-CV-280863 (filed May 19, 2015); and Nido v. OmniVision Technologies, Inc., No. 15-CV-281031 (filed May 22, 2015). In general, the various complaints assert that, among other things, the members of the Board of Directors breached their fiduciary duties to OmniVision’s stockholders by engaging in a process that was not designed to, and did not, maximize the stockholders’ value, and that OmniVision and the proposed acquiring entities aided and abetted the Board of Directors’ alleged breaches of fiduciary duties. The complaints generally seek to enjoin the merger, rescission of the merger to the extent it is implemented, or alternatively, rescissionary damages. On June 2, 2015, the actions were consolidated under the caption In re OmniVision Technologies, Inc. Shareholder Litigation, No. 15-CV-280161. On June 8, 2015, a consolidated amended complaint was filed. The amended complaint adds allegations that the Board of Directors breached their fiduciary duties by issuing a false and misleading preliminary proxy statement. The amended complaint also adds allegations that J.P. Morgan aided and abetted the directors’ alleged breaches of fiduciary duty. On July 1, 2015, plaintiffs filed a motion for a preliminary injunction seeking to enjoin the shareholder vote on the merger. The Court held a hearing on this motion on July 16, 2015. At that hearing the Court denied plaintiffs’ motion for an injunction. The Court has set a schedule for the filing of an amended complaint and the filing of defendants’ anticipated demurrers. We are currently unable to predict the outcome of this action and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

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

The following description of these risk factors includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2015 Annual Report on Form 10-K filed with the SEC on June 29, 2015. As a result of the following risk factors, as well as of other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

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

On April 30, 2015, we entered into a Merger Agreement with entities that were formed on behalf of affiliates of the Consortium pursuant to which the Consortium will acquire us. The consummation of the merger is subject to customary closing conditions and a number of the conditions are not within our control, and may prevent, delay or otherwise materially adversely affect the completion of the transaction. These conditions include, among other things:

•                  the receipt of applicable approvals from regulatory bodies in the United States and the People’s Republic of China;

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

The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the merger, generally requiring us to conduct our business in the regular and ordinary course, consistent with past practice and policies, and subjecting us to a variety of specified limitations absent the Consortium’s prior written consent. We may find that these and other contractual arrangements in the Merger Agreement may delay or prevent us from or limit our ability to respond effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management and board of directors think they may be advisable. The pendency of the merger may also divert management’s attention and our resources from ongoing business and operations. Our employees, customers, vendors and suppliers may have uncertainties about the effects of the merger. In connection with the pending merger, it is possible that our business relationships with our customers, vendors, suppliers and others may be subject to disruption as these parties may elect to delay or defer certain business decisions, including purchase or design-win decisions, or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the merger. If any of these effects were to occur, it could materially and adversely impact our business, operating results and financial condition, as well as the market price of our common stock and our perceived acquisition value, regardless of whether the merger is completed. The adverse effect of any such disruptions could be exacerbated by a delay in the completion of the acquisition for any reason, including delays associated with obtaining regulatory approvals, or termination of the merger agreement. In addition, whether or not the merger is completed, while it is pending we will continue to incur costs, fees, expenses and charges related to the proposed merger, which may materially and adversely affect our business results and financial condition.

We may have difficulty motivating and retaining executives and other key employees due to the pending acquisition.

Current and prospective employees may experience uncertainty about their future roles with us following completion of the merger, which may materially adversely affect our ability to attract and retain key employees and could have an adverse effect on us while the acquisition is pending. This uncertainty may impair our ability to retain and motivate key personnel in the months leading up to the completion of the acquisition. If key employees depart because of this uncertainty or other issues related to the merger, we may incur significant costs in identifying, hiring, and retaining replacements for departing employees, which could have a material adverse effect on our business, operating results, and financial condition.

If the proposed acquisition is not completed, we will have incurred substantial costs that may adversely affect our operating results and financial condition as well as the market price of our common stock.

If the merger is not completed, the price of our common stock may decline to the extent that such market price reflects a market assumption that the merger will be completed. In addition, we have incurred and will incur substantial costs in connection with the proposed merger. These costs are primarily associated with the fees of our financial advisors, accountants, and legal counsel and will be payable regardless of whether the merger is completed. In addition, as part of preparing for the closing of the merger, we have taken actions necessary to divest certain of our investments in Taiwan. If the merger is not completed, we may not be able to unwind these actions.

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

Beginning on May 4, 2015, a number of putative class action lawsuits have been filed in the Superior Court of the State of California, County of Santa Clara. In general, the lawsuits assert that, among other things, the members of our board of directors breached their fiduciary duties to stockholders by initiating a process that undervalues our company, by agreeing to a transaction that does not adequately reflect our true value, and that we and the Consortium aided and abetted the board of directors’ alleged breaches of fiduciary duties. The lawsuits generally seek to enjoin the merger as contemplated by the Merger Agreement, or, alternatively, seek rescission of a consummated merger. No trial date has been set. We currently are unable to predict the outcome of this action and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

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

In fiscal 2015, approximately 53.0% of our revenues came from sales to our top five customers. In addition, in the three months ended July 31, 2015, approximately 52.7% of our revenues came from sales to our top five customers, including two OEM customers that accounted for approximately 10.3% and 10.2% of our revenues, respectively, and one distributor customer that accounted for approximately 17.0% of our revenues. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and to attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors, including their ability to retain their key end-user customers and attract new customers.

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

Sales outside of the United States accounted for a significant portion of our revenues for fiscal 2015 and the three months ended July 31, 2015. In addition, since the third quarter of fiscal 2014, we experienced a decline in sales of products that were used in mobile phones made by end-user customers located in North America, which was partially offset by an increase in the sale of products that were used in mobile phones made by end-user customers located in China. We anticipate that sales outside of the United States, in particular in China and the emerging market in India, will account for a substantial portion of our revenues in future periods. We continue to invest resources in China and India in anticipation of continued revenues from these markets. Dependence on sales to foreign customers, in particular in China and India, involves certain risks, including:

•                  increased price competition, in particular in the China market;

•                  longer payment cycles;

•                  the adverse effects of tariffs, duties, price controls or other restrictions that impair trade;

•                  decreased visibility as to future demand;

•                  difficulties in accounts receivable collections;

•                  volatility of the stock markets and economies in these regions of the world; and

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

A key component of our future success is the continued development of new and innovative products and technologies. These new products and technologies are often times very complex and may require additional equipment and resources to develop and manufacture. In addition, for these new products, we may initially experience lower production yields than our other more established products. These new products and technologies also often have a higher cost structure than our existing products and technologies because we must devote more time and effort to developing the products and technologies and our suppliers and manufacturers may incur additional costs by acquiring new equipment or components in order to meet our design specification and capacity requirements. As our product mix shifts to include a higher volume of these new products and technologies, our gross margins may be lower than in comparable historical periods. For example, our OmniBSI-2 products have very different production requirements when compared to our previous generation products and we had to request our suppliers to install new equipment and tooling, which increased the production costs for these new products. Because we experienced increased sales of our OmniBSI-2 products since fiscal 2013 and expect these products to continue to constitute a significant percentage of our total sales in fiscal 2016, we anticipate that our gross margins will remain at lower levels than we have experienced historically, before our introduction of OmniBSI-2. If we are unable to sufficiently increase our ASPs to offset these higher production costs, increase our yields or lower the costs associated with the development and manufacture of these new products and technologies, our gross margins could continue to be negatively affected.

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

Sales to the mobile phone market, including smartphones, account for a large portion of our revenues. Although we can only estimate the percentages of our products that are used in the mobile phone market due to the significant number of our image-sensor products that are sold to module makers or through distributors and VARs, we believe that the mobile phone market accounted for approximately 68% of our revenues in fiscal 2015. We expect that revenues from sales of our image-sensor products to the mobile phone market will continue to account for a significant portion of our revenues during fiscal 2016 and beyond. Any factors adversely affecting the demand for our image sensors in this market could cause our business to suffer and adversely affect our financial condition, operating results and cash flows. The digital image-sensor market for mobile phones is extremely competitive, and we expect to face increased competition in this market in the future. In addition, we continue to believe the market for mobile phones is also relatively concentrated and the top five producers account for approximately 50% of the annual unit sales of these products. If we do not continue to achieve design wins with key mobile phone manufacturers or if we experience a cutback in orders from our key customers, our market share or revenues could decrease. The mobile phone image-sensor market is also subject to rapid technological change. In order to compete successfully in this market, we will have to correctly forecast customer demand for technological improvements and be able to deliver such products on a timely basis at competitive prices. If we fail to correctly forecast customer demand in our target markets and timely deliver products at competitive prices, our results of operations, business and prospects would be materially and adversely affected. In addition, current domestic and global economic conditions could negatively affect the mobile phone market if consumers and/or businesses defer purchases in response to tighter credit, negative financial news, and/or decreased corporate or consumer spending.

We also expect that image sensors will continue to be incorporated into products for and become more important in the notebook and webcam, entertainment, commercial security and surveillance, medical and automotive industries. As image sensors begin to fill a greater role in these other markets, the challenges and risks that we face in these other markets could increase and could be similar to some of the challenges and risks that we face in the mobile phone market. If our sales to the mobile phone market and other emerging markets do not increase and/or the mobile phone market and other emerging markets do not grow as expected, our results of operations, business and prospects would be materially adversely affected.

If we do not forecast customer demand correctly, our business could be impaired and our stock price may decline.

Our sales are generally made on the basis of purchase orders rather than long-term purchase commitments; however, we manufacture products and build inventory based on our estimates of customer demand. Accordingly, we must rely on multiple assumptions to forecast customer demand. Various external factors that are outside of our control can make it difficult to accurately make such forecasts. For example, the domestic and global economic conditions that have existed since fiscal 2009 have made it extremely challenging to accurately predict customer demand, which has demonstrated increased volatility. There is no guarantee that customer demand will increase or will remain at current levels. If customer demand continues to be volatile, historical models for predicting customer demand may no longer be reliable. In addition, our customers may cancel or defer orders at any time by mutual written consent. If we overestimate customer demand, we may manufacture products that we may be unable to sell, or we may have to sell at lower prices. For example, in the third quarter of fiscal 2015, demand for our products slowed down in the China market, possibly attributable to the competitive environment faced by our customers and a protracted upgrade cycle for the local wireless infrastructure. This demand slowdown in the region had negatively impacted our revenues; the demand slowdown also resulted in our inventories at the end of the third and fourth quarters of fiscal 2015 being higher than we intended them to be. Under such circumstances, we may be required to record significant provisions for excess and obsolete inventories. This could materially and adversely affect our results of operations and financial condition. Similarly, we cannot predict what effect, if any, the devaluation of China’s currency in August 2015 may have on our ability to sell our existing inventories or on future customer demand for our products.

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

•                  the extension of our product offerings with adjacent technologies such as ASICs, ISPs and LCoS;

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

Our use of derivative financial instruments to reduce interest rate risk may result in added volatility in our quarterly operating results

We do not hold or issue derivative financial instruments for trading purposes. However, we do utilize derivative financial instruments to reduce interest rate risk. We have a variable rate mortgage loan that totaled $23.0 million as of July 31, 2015. To manage the related interest rate risk, we entered into an interest rate swap agreement, effectively converting our mortgage loan into a fixed rate loan. Under generally accepted accounting principles, the fair values of the swap contract, which will either be amounts receivable from or payable to counterparties, are reflected as either assets or liabilities on our Condensed Consolidated Balance Sheets. We record its fair value change in our Condensed Consolidated Statements of Income, in “Other income, net.” The associated impact on our quarterly operating results is directly related to changes in prevailing interest rates. If interest rates increase, we would have a non-cash gain on the swap, and vice versa. Consequently, this swap contract will introduce volatility to our operating results.

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

Our business strategy depends in large part on the continued growth of the various markets into which we sell our image-sensor products, including the markets for mobile phones, entertainment devices such as tablets and wearable devices, notebook and webcams, digital still and video cameras, commercial security and surveillance applications, automotive and medical applications. If these markets do not grow and develop as we anticipate, we may be unable to sustain or grow the sales of our products. Each of these markets has already been, and may continue to be, adversely impacted by current global economic conditions where consumers and businesses have deferred purchases of products in these markets as a result of tighter credit, negative financial news, and decreased corporate or consumer spending. Such conditions have negatively affected, and may continue to negatively affect our business.

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

We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our intangible assets or long-term investments have been impaired. Any such charge would adversely impact our results of operations. As of July 31, 2015, our goodwill totaled approximately $10.2 million, our intangible assets totaled approximately $49.1 million and our long-term investments totaled approximately $151.6 million.

If we need additional capital in the future, it may not be available to us on favorable terms, or at all.

Our cash, cash equivalents and short-term investments, in total, has increased over the three months ended July 31, 2015, primarily from cash provided by operating activities. Although we currently expect our available cash, cash equivalents and short-term investments, together with cash we anticipate generating from operating activities, will be sufficient to satisfy our capital requirements over approximately the next twelve months and foreseeable future, if we are unable to sell our inventories or collect on our accounts receivable as anticipated, we may be required to raise additional capital through equity or debt financing. Such additional financing may not be available on acceptable terms, or at all, and could have a material adverse effect on our business, financial condition, operating results and cash flows. If we raise additional funds through issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

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

As of July 31, 2015, we held cash and cash equivalents totaling $434.4 million, and short-term investments totaling $159.4 million. These assets are managed on our behalf by unrelated third parties in accordance with a cash management policy that has been approved by our board of directors and restricts our investments to a maximum maturity of 18 months and to investment-grade instruments. As of July 31, 2015, we did not hold any illiquid investments and we have not realized any losses. In the past, uncertainties in global capital markets associated with a repricing of risk had caused disruptions in the orderly function of markets which are ordinarily characterized by virtually unlimited liquidity. If we were to make a future investment in certain illiquid securities that are dependent on the orderly functioning of the capital markets, and if we were required to liquidate these types of securities at short notice, such liquidation could result in losses of principal, which would have a negative impact on our results of operations and cash flows.

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

In August 2015, we entered into an agreement with TSMC whereby TSMC agreed to acquire all of the shares we own in our joint ventures with TSMC, including VisEra. The sale of such shares is contingent upon the closing of our pending acquisition. If our pending acquisition has not closed prior to April 30, 2016, such agreement with TSMC will automatically terminate without liability or further obligation to any of the parties.

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

In August 2015, we entered into an agreement with TSMC whereby TSMC agreed to acquire all of the shares we own in our joint ventures with TSMC, including VisEra. The sale of such shares is contingent upon the closing of our pending acquisition. If our pending acquisition has not closed prior to April 30, 2016, such agreement with TSMC will automatically terminate without liability or further obligation to any of the parties.

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

During fiscal 2015 and the three months ended July 31, 2015, approximately 24.7% and 30.3%, respectively, of our revenues came from sales through distributors. We expect that revenues from sales through distributors will vary from year to year, but will continue to represent a significant proportion of our total revenues. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:

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

The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002 through September 1, 2015, the closing sales price of our common stock has ranged from a high of $36.42 per share to a low of $1.18 per share. The closing sales price of our common stock on September 1, 2015 was $23.90 per share. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as the outcome of the pending acquisition by the Consortium, and general economic, market or political conditions, including the current global economic situation, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

Dated: September 4, 2015

	By:	/s/ SHAW HONG
Shaw Hong
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: September 4, 2015

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