Form 10-Q
period 2015-10-31
OMNIVISION TECHNOLOGIES INC
filed 2015-12-07
CIK 1106851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

At December 3, 2015, 59,943,480 shares of common stock of the registrant were outstanding, exclusive of 20,599,187 shares of treasury stock.

OMNIVISION TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	October 31,	April 30,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$409,656	$318,892
Short-term investments	203,827	205,271
Accounts receivable, net	159,698	151,086
Inventories	331,032	343,966
Prepaid and deferred income taxes	4,020	7,149
Prepaid expenses and other current assets	8,360	5,628
Recoverable insurance proceeds	—	12,500
Total current assets	1,116,593	1,044,492
Property, plant and equipment, net	142,014	145,214
Long-term investments	155,846	192,021
Goodwill	10,227	10,227
Intangibles, net	45,647	52,287
Other long-term assets	28,416	24,155
Total assets	$1,498,743	$1,468,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$122,447	$118,796
Accrued expenses and other current liabilities	37,878	37,112
Litigation settlement accrual	—	12,500
Income taxes payable	2,085	3,444
Deferred revenues, less cost of revenues	39,572	22,621
Current portion of long-term debt	9,216	7,096
Total current liabilities	211,198	201,569
Long-term liabilities:
Long-term income taxes payable	54,717	55,150
Non-current portion of long-term debt	22,268	24,999
Other long-term liabilities	16,940	23,898
Total long-term liabilities	93,925	104,047
Total liabilities	305,123	305,616

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 80,236 shares issued and 59,637 outstanding at October 31, 2015 and 78,734 shares issued and 58,135 outstanding at April 30, 2015, respectively	80	79
Additional paid-in capital	727,510	709,442
Accumulated other comprehensive income	20,652	40,069
Treasury stock, 20,599 shares at October 31, 2015 and April 30, 2015, respectively	(278,683)	(278,683)
Retained earnings	724,061	691,873
Total stockholders’ equity	1,193,620	1,162,780
Total liabilities and stockholders’ equity	$1,498,743	$1,468,396

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
Revenues	$343,136	$394,045	$673,027	$800,581
Cost of revenues	268,076	307,548	523,430	625,664
Gross profit	75,060	86,497	149,597	174,917

Operating expenses:
Research, development and related	35,498	34,186	71,612	68,918
Selling, general and administrative	21,693	20,229	42,840	39,439
Amortization of acquired patent portfolio	2,322	2,322	4,643	4,643
Total operating expenses	59,513	56,737	119,095	113,000

Income from operations	15,547	29,760	30,502	61,917
Equity in earnings of investee	516	1,034	889	1,969
Interest expense, net	(183)	(397)	(416)	(852)
Other income, net	804	219	1,913	1,264
Income before income taxes	16,684	30,616	32,888	64,298

Provision for (benefit from) income taxes	2,738	2,572	700	(9,073)
Net income	$13,946	$28,044	$32,188	$73,371

Net income per share:
Basic	$0.23	$0.49	$0.54	$1.28
Diluted	$0.23	$0.47	$0.54	$1.25

Shares used in computing net income per share:
Basic	59,594	57,617	59,089	57,100
Diluted	60,125	59,423	59,932	58,790

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
Net income	$13,946	$28,044	$32,188	$73,371

Other comprehensive income (loss), net of tax:
Translation gains (losses)	(963)	2	(865)	(24)
Unrealized gains (losses) on available-for-sale securities	4,343	17	(18,552)	(1)
Reclassification adjustments for gains on available- for-sale securities included in net income	—	—	—	(1)
Unrealized gains (losses) on available-for-sale securities	4,343	17	(18,552)	(2)

Other comprehensive income (loss)	3,380	19	(19,417)	(26)

Comprehensive income	$17,326	$28,063	$12,771	$73,345

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended
	October 31,
	2015	2014
Cash flows from operating activities:
Net income	$32,188	$73,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,680	17,646
Change in fair value of interest rate swap	(480)	(454)
Stock-based compensation	17,744	17,104
Tax effect from stock-based compensation	818	2,202
(Gain) loss on equity investments, net	993	(6,263)
Write-down of inventories	17,446	20,830
Excess tax benefit from stock-based compensation	(818)	(2,202)
Gain on disposal of property, plant and equipment	(11)	(6)
Changes in assets and liabilities:
Accounts receivable, net	(8,612)	668
Inventories	(5,027)	(87,634)
Prepaid and deferred income taxes	(475)	(1,571)
Prepaid expenses and other assets	23,936	16,509
Accounts payable	2,953	41,764
Accrued expenses and other liabilities	(16,724)	(1,538)
Income taxes payable	(1,792)	(11,494)
Deferred revenues, less cost of revenues	16,577	(5,260)
Net cash provided by operating activities	95,396	73,672
Cash flows from investing activities:
Purchases of short-term investments	(155,529)	(186,165)
Proceeds from sales or maturities of short-term investments	156,253	126,586
Purchases of property, plant and equipment, net of sales	(5,586)	(8,021)
Purchase and deposits for intangible and other assets	(4,830)	—
Net cash used in investing activities	(9,692)	(67,600)
Cash flows from financing activities:
Repayment of long-term borrowings	(277)	(277)
Excess tax benefits from stock-based compensation	818	2,202
Proceeds from exercise of stock options and employee stock purchase plan	4,925	8,053
Net cash provided by financing activities	5,466	9,978
Effect of exchange rate changes on cash and cash equivalents	(406)	(7)
Net increase in cash and cash equivalents	90,764	16,043
Cash and cash equivalents at beginning of period	318,892	297,952
Cash and cash equivalents at end of period	$409,656	$313,995
Supplemental cash flow information:
Taxes paid	$2,333	$1,761
Interest paid	$973	$1,105
Supplemental schedule of non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable and accrued expenses and other current liabilities	$2,002	$585
Write-off of employee stock-based compensation-related deferred tax assets	$—	$843

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (unaudited).

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended October 31, 2015 and 2014

(unaudited)

Note 1 — Basis of Presentation

Overview

The accompanying interim unaudited condensed consolidated financial statements as of October 31, 2015 and April 30, 2015 and for the three and six months ended October 31, 2015 and 2014 have been prepared by OmniVision Technologies, Inc., and its subsidiaries (“OmniVision” or the “Company”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The amounts as of April 30, 2015 are derived from the Company’s audited annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with SEC rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the audited annual financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2015 (the “Form 10-K”).

Proposed Acquisition by Hua Capital Management, CITIC Capital and GoldStone Investment

On April 30, 2015, the Company entered into a definitive agreement (“Merger Agreement”) to be acquired by a consortium composed of Hua Capital Management Co., Ltd. (“Hua Capital Management”), CITIC Capital Holdings Limited (“CITIC Capital”), and GoldStone Investment Co., Ltd. (“GoldStone Investment”) (collectively, the “Consortium”). Under the terms of the Merger Agreement, OmniVision stockholders will receive $29.75 per share in cash, or a total of approximately $1.9 billion. The agreement was unanimously approved by the Company’s Board of Directors in April 2015. OmniVision’s stockholders also approved the transaction at a special meeting in July 2015. Subsequently, the Company received the anti-trust clearances from the U.S. and China. In October 2015, the Company received notice from the Committee on Foreign Investment in the U.S., indicating the conclusion of its review and its determination that there are no unresolved national security concerns with respect to the transaction. By November 2015, the Company also received all the necessary clearance in Taiwan. The transaction, which is expected to close in the third or fourth quarter of fiscal 2016, is still subject to regulatory approvals in the People’s Republic of China, and other customary closing conditions.

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

For the Three and Six Months Ended October 31, 2015 and 2014

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

In September 2015, the FASB revised the authoritative guidance for business combination by eliminating the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Under the revised guidance, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The guidance is effective for the Company beginning in the first quarter of fiscal 2017. The Company is currently evaluating the impact this guidance may have on its financial position, results of operations and cash flows.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2015 and 2014

(unaudited)

Note 3 — Short-Term Investments

Available-for-sale securities as of the dates presented were as follows (in thousands):

	As of October 31, 2015
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal bonds	$24,284	$3	$(3)	$24,284
U.S. government debt securities	42,911	26	—	42,937
Corporate debt securities/commercial paper	136,659	5	(58)	136,606
	$203,854	$34	$(61)	$203,827

Contractual maturity dates, less than one year				$198,341
Contractual maturity dates, one to two years				4,986
Contractual maturity dates, two to 33 years(1)				500
				$203,827

	As of April 30, 2015
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal bonds	$20,584	$2	$(6)	$20,580
U.S. government debt securities	25,041	2	(1)	25,042
Corporate debt securities/commercial paper	159,713	13	(77)	159,649
	$205,338	$17	$(84)	$205,271

Contractual maturity dates, less than one year				$204,770
Contractual maturity dates, one to two years				501
				$205,271

(1)         Represents variable rate demand notes, which have a final maturity date of up to 33 years but whose next put date is less than 12 months from date of purchase.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2015 and 2014

(unaudited)

Note 4 — Supplemental Balance Sheet Account Information (in thousands)

	October 31,	April 30,
	2015	2015
Cash and cash equivalents:
Cash	$251,619	$242,884
Money market funds, commercial paper and U.S. government bonds	158,037	76,008
	$409,656	$318,892
Accounts receivable, net:
Accounts receivable	$162,930	$153,965
Less: Allowance for doubtful accounts	(824)	(924)
Allowance for sales returns	(2,408)	(1,955)
	$159,698	$151,086
Inventories:
Work in progress	$160,797	$147,586
Finished goods	170,235	196,380
	$331,032	$343,966
Prepaid expenses and other current assets:
Prepaid expenses	$7,096	$4,250
Deposits and other	459	377
Interest receivable	805	1,001
	$8,360	$5,628
Property, plant and equipment, net:
Land	$13,000	$13,000
Buildings	82,611	82,624
Buildings/leasehold improvements	29,452	29,452
Machinery and equipment	124,491	121,270
Furniture and fixtures	5,049	5,034
Software	9,021	8,918
Construction in progress	3,964	1,636
	267,588	261,934
Less: Accumulated depreciation and amortization	(125,574)	(116,720)
	$142,014	$145,214
Other long-term assets:
Deferred tax assets — non-current	$604	$604
Land-use rights	2,095	2,124
Other long-term assets	25,717	21,427
	$28,416	$24,155
Accrued expenses and other current liabilities:
Deferred tax liabilities — current	$86	86
Employee compensation	18,257	15,268
Third party commissions	375	389
Professional services	2,891	2,961
Noncancelable purchase commitments	2,180	1,788
Rebates	4,599	2,802
Other	9,490	13,818
	$37,878	$37,112
Other long-term liabilities:
Interest rate swap	$1,593	$2,073
Deferred tax liabilities — non-current	13,592	20,232
Other	1,755	1,593
	$16,940	$23,898

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2015 and 2014

(unaudited)

Note 5 — Long-term Investments

Long-term investments as of the dates indicated consisted of the following (in thousands):

	October 31,	April 30,
	2015	2015
VisEra	$106,909	$134,392
WLCSP	36,823	38,127
XinTec	12,114	19,502
Total	$155,846	$192,021

VisEra Technologies Company, Ltd.

In October 2003, the Company and Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) entered into an agreement to form VisEra Technologies Company, Ltd. (“VisEra”), a joint venture in Taiwan, for the purposes of providing certain manufacturing and automated final testing services related to complementary metal oxide semiconductor (“CMOS”) image sensors. In August 2005, under an amendment to the original 2003 joint-venture agreement, the Company and TSMC formed VisEra Holding Company (“VisEra Cayman”), a company incorporated in the Cayman Islands, and VisEra became a subsidiary of VisEra Cayman. The Company and TSMC have equal interests in VisEra Cayman. As of October 31, 2015, the Company owned 49.1% of VisEra Cayman.

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

The Company received the following dividend payments from VisEra during the periods presented (in thousands):

	Six Months Ended
	October 31,
	2015	2014
Dividend payments received from VisEra	$12,900	$17,101

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
Equity income (loss)	$252	$861	$(802)	$3,880
Net effect on Cost of revenues, after the elimination of unrealized intercompany profits	$(894)	$872	$(1,882)	$4,294

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

For the Three and Six Months Ended October 31, 2015 and 2014

(unaudited)

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

As of October 31, 2015, the 30.3 million WLCSP shares owned by the Company represented an ownership percentage of 13.3%. The Company received the following dividend payments from WLCSP during the periods presented (in thousands):

	Six Months Ended
	October 31,
	2015	2014
Dividend payments received from WLCSP	$876	$726

The Company accounts for its investment in WLCSP under the equity method. The following table presents equity income recorded by the Company for the periods indicated in “Equity in earnings of investee,” consisting of its portion of the net income recorded by WLCSP for the three and six months ended September 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
Equity income	$516	$1,034	$889	$1,969

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

In March 2015, XinTec successfully completed its IPO and became a listed company on the Taiwan Stock Exchange. As part of the IPO, XinTec issued 30.0 million new shares and increased the total shares outstanding to 268.2 million shares. The Company also participated in the IPO as selling shareholder and sold 224,357 shares at approximately $1.35 per share, realizing a gain of approximately $195,000. As of October 31, 2015, the remaining 9.6 million XinTec shares owned by the Company represented an ownership percentage of 3.6%. The lock-up period for 4.8 million of the XinTec shares owned by the Company expired in September 2015, and the lock-up period for the remaining 4.8 million XinTec shares will expire in March 2016. VisEra Cayman also participated in the IPO as selling shareholder and sold 0.9 million shares. VisEra Cayman’s remaining 36.4 million shares in XinTec represented a 13.5% ownership. Consequently, as of October 31, 2015, the Company’s beneficial ownership percentage in XinTec totaled approximately 10.2%.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2015 and 2014

(unaudited)

As XinTec’s share price became readily determinable upon its IPO in March 2015, the Company started to record its investment in XinTec as an available-for-sale security carried at fair value, with changes in fair value, net of deferred taxes, recorded in “Accumulated other comprehensive income.” Concurrently, VisEra Cayman also started to report its ownership in XinTec as an available-for-sale security carried at fair value, with changes in fair value recorded in “Accumulated other comprehensive income.” From April 30, 2015 to October 31, 2015, XinTec’s share price decreased by approximately 34.2%. Consequently, for the six months ended October 31, 2015, the Company recorded an unrealized holding loss, net of tax, of approximately $4.8 million in “Accumulated other comprehensive income.” The Company also recorded an additional unrealized holding loss of approximately $13.8 million in “Accumulated other comprehensive income,” representing its share of VisEra Cayman’s unrealized holding loss on XinTec.

The following table presents the summary financial information of VisEra and WLCSP, as derived from their financial statements for the periods indicated. The summary financial information of WLCSP reflects the information as used by the Company for its equity method of accounting for WLCSP for the three and six months ended October 31, 2015 and 2014. Each of the investee’s financial information below was prepared under US GAAP (in thousands):

VisEra Holding Company

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
Operating data:
Revenues	$28,131	$28,714	$52,512	$57,004
Gross profit	3,794	7,285	7,106	15,278
Income from operations	1,760	4,848	3,095	10,582
Net income (loss)	$(1,820)	$1,776	$(3,830)	$8,739

China WLCSP Limited

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating data:
Revenues	$23,793	$23,935	$45,631	$46,060
Gross profit	7,494	13,970	14,719	26,364
Income from operations	1,882	7,569	2,593	14,803
Net income	$3,866	$7,744	$6,658	$14,745

The Company’s share of undistributed earnings of investees accounted for by the equity method as of the dates indicated were as follows (in thousands):

	October 31,	April 30,
	2015	2015
Undistributed earnings of investees	$46,652	$61,408

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2015 and 2014

(unaudited)

Note 6 — Goodwill and Intangible Assets

Goodwill

The following table summarizes the change to the carrying value of the Company’s goodwill during the periods presented (in thousands):

	Six Months Ended
	October 31,
	2015	2014
Beginning balance	$10,227	$10,227
Changes to carrying value	—	—
Ending balance	$10,227	$10,227

Intangible Assets

Intangible assets as of the dates indicated consisted of the following (in thousands):

	October 31, 2015
	Cost	Accumulated Amortization	Net Book Value
Acquired patent portfolio	$65,000	$42,560	$22,440
Core technology	36,100	30,873	5,227
Patents and licenses	36,396	18,465	17,931
Trademarks and tradenames	1,400	1,400	—
Customer relationships	340	291	49
Intangible assets, net	$139,236	$93,589	$45,647

	April 30, 2015
	Cost	Accumulated Amortization	Net Book Value
Acquired patent portfolio	$65,000	$37,917	$27,083
Core technology	36,100	29,923	6,177
Patents and licenses	36,066	17,105	18,961
Trademarks and tradenames	1,400	1,400	—
Customer relationships	340	274	66
Intangible assets, net	$138,906	$86,619	$52,287

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2015 and 2014

(unaudited)

The following table presents the amortization of intangible assets recorded by the Company for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2015	2014	2015	2014

Amortization of intangible assets	$1,158	$1,150	$2,327	$2,342
Amortization of acquired patent portfolio	$2,322	$2,322	$4,643	$4,643

The total expected future annual amortization of these intangible assets is as follows (in thousands):

Years Ending April 30,
2016	$6,883
2017	13,737
2018	12,656
2019	3,243
2020	2,434
Thereafter	6,694
Total	$45,647

Note 7 — Borrowing Arrangements and Related Derivative Instruments

The following table sets forth the Company’s debt as of the dates indicated (in thousands):

	October 31,	April 30,
	2015	2015
Mortgage loan	$22,822	$23,099
Construction loan	8,662	8,996
	31,484	32,095
Less: amount due within one year	(9,216)	(7,096)
Non-current portion of long-term debt	$22,268	$24,999

As of October 31, 2015, aggregate debt maturities were as follows (in thousands):

Years Ending April 30,	Mortgage Loan	Construction Loan	Total
2016	$277	$6,300	$6,577
2017	22,545	2,362	24,907
Total	$22,822	$8,662	$31,484

Mortgage Loan

On March 16, 2007, the Company entered into a Loan and Security Agreement with a domestic bank for the purchase of a complex of four buildings located in Santa Clara, California (the “Santa Clara Property”). The Loan and Security Agreement provides for a mortgage loan in the principal amount of $27.9 million (the “Mortgage Loan”). The Mortgage Loan matures on March 31, 2017, and borrowings under the Mortgage Loan accrue interest at the London Interbank Borrowing Rate (“LIBOR”) plus 90 basis points. The Company was in compliance with the financial covenants of the Loan and Security Agreement as of October 31, 2015.

Interest rates under the Mortgage Loan for the dates indicated are set forth below:

	October 31,	April 30,
	2015	2015
Mortgage Loan	1.1%	1.1%

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2015 and 2014

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

Construction Loan

On August 3, 2009, OmniVision Technologies (Shanghai) Co. Ltd., a wholly-owned subsidiary of the Company, entered into a Fixed Assets Loan Agreement with a bank in China (the “Construction Loan”). The purpose of the Construction Loan was to construct a research center for the Company in Pudong Development Zone, the Zhang Jiang Science Park in Shanghai, China. During the second quarter of fiscal 2011, the Company completed the construction of the research center. As of October 31, 2015, the total amount outstanding under the Construction Loan was Chinese Yuan 55.0 million, or approximately $8.7 million. The Construction Loan matures on June 30, 2016.

The interest rate under the Construction Loan is based on an indicative rate as published by the Chinese government, and will be adjusted only at the anniversary of each drawdown. The interest rate under the Construction Loan was 5.6% at October 31, 2015 and April 30, 2015, respectively. The Company was in compliance with the financial covenants of the Fixed Assets Loan Agreement as of October 31, 2015.

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

The table below presents the location of the swap on the Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets, and the related effect on the Company’s results of operations and financial positions for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
Location of amounts recognized in Condensed Consolidated Statements of Income and amount of gains:
Other income, net	$224	$148	$480	$454

			October 31,	April 30,
			2015	2015
Location of amounts on Condensed Consolidated Balance Sheets and fair values:
Other long-term liabilities			$1,593	$2,073

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

For the Three and Six Months Ended October 31, 2015 and 2014

(unaudited)

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
Basic:
Numerator:
Net income	$13,946	$28,044	$32,188	$73,371

Denominator:
Weighted average common shares for net income per share	59,594	57,617	59,089	57,100

Basic net income per share	$0.23	$0.49	$0.54	$1.28

Diluted:
Numerator:
Net income	$13,946	$28,044	$32,188	$73,371

Denominator:
Denominator for basic net income per share	59,594	57,617	59,089	57,100
Weighted average effect of dilutive securities:
Stock options, restricted stock units and employee stock purchase plan shares	531	1,806	843	1,690
Weighted average common shares for diluted net income per share	60,125	59,423	59,932	58,790

Diluted net income per share	$0.23	$0.47	$0.54	$1.25

Antidilutive common stock subject to outstanding options (excluded from the calculation of diluted net income per share)	521	508	521	661

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

For the Three and Six Months Ended October 31, 2015 and 2014

(unaudited)

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of the date indicated (in thousands):

	October 31, 2015
	Total	Level 1	Level 2	Level 3
Money market funds	$26,719	$26,719	$—	$—
U.S. government debt securities and municipal bonds	71,311	—	71,311	—
Corporate debt securities/commercial paper	263,834	—	263,834	—
Equity investment in XinTec	12,114	12,114	—	—
Total assets	$373,978	$38,833	$335,145	$—
Interest rate swap	(1,593)	—	(1,593)	—
Total liabilities	$(1,593)	$—	$(1,593)	$—

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were presented on the Company’s Condensed Consolidated Balance Sheets as of the date indicated (in thousands):

	October 31, 2015
	Total	Level 1	Level 2	Level 3
Cash equivalents	$158,037	$26,719	$131,318	$—
Short-term investments	203,827	—	203,827	—
Long-term investments	12,114	12,114	—	—
Total assets	$373,978	$38,833	$335,145	$—
Interest rate swap	(1,593)	—	(1,593)	$—
Total liabilities	$(1,593)	$—	$(1,593)	$—

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

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2015 and 2014

(unaudited)

There have been no transfers between Level 1 and Level 2 during the six months ended October 31, 2015. The Company did not hold any investments classified as Level 3 as of October 31, 2015.

For the Company’s interest rate swap, the Company obtains fair value quotes from the issuing bank and assesses the quotes for reasonableness by comparing them to the present values of expected cash flows. The present value approach is based on observable market interest rate curves that are commensurate with the terms of the interest rate swap. The carrying value represents the fair value of the swap, as adjusted for any non-performance risk associated with the Company. XinTec completed its IPO in March 2015 and became a listed company on the Taiwan Stock Exchange, at which time the Company started to record its investment in XinTec as an available-for-sale security carried at fair value, with changes in fair value, net of deferred taxes, recorded in “Accumulated other comprehensive income.” The fair value of the investment in XinTec as of October 31, 2015 was based on the per share closing price of the stock on the Taiwan Stock Exchange.

Due to their short maturities, the reported amounts of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable, accounts payable and other current liabilities approximate their fair values.

For its investment in WLCSP, the Company uses the equity method of accounting. (See Note 5.) As of October 31, 2015, using the per share closing price of the stock of $5.7 on the Shanghai Stock Exchange (categorized as Level 1 for purposes of the fair value hierarchy), the aggregate fair value of the Company’s investment in WLCSP totaled approximately $173.1 million.

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

The Company sells its image-sensor products either directly to original equipment manufacturers (“OEMs”) and value added resellers (“VARs”) or indirectly through distributors. The following table illustrates the percentage of revenues from sales to OEMs and VARs and to distributors for the periods indicated:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
OEMs and VARs	58.0%	70.6%	63.7%	75.2%
Distributors	42.0	29.4	36.3	24.8
Total	100.0%	100.0%	100.0%	100.0%

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
China	$279,315	$321,812	$537,330	$656,059
Singapore	13,694	6,574	38,053	10,846
Japan	18,534	24,195	37,112	47,369
Ireland	11,050	6,152	20,859	11,810
United States	3,100	2,757	6,025	4,368
All other	17,443	32,555	33,648	70,129
Total	$343,136	$394,045	$673,027	$800,581

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2015 and 2014

(unaudited)

The Company’s long-lived assets, including its property, plant and equipment, net, long-term investments, land-use rights and other long-term assets, are located in the following countries as of the dates indicated (in thousands):

	October 31,	April 30,
	2015	2015
China	$154,300	$154,573
Taiwan	123,606	157,722
United States	47,074	47,785
All other	692	706
Total	$325,672	$360,786

Note 11 — Supplemental Financial Information

Additional Paid-in Capital

The following table shows the amounts recorded to “Additional paid-in capital” for the six months ended October 31, 2015 (in thousands):

Additional
Paid-in
Capital
Balance at April 30, 2015	$709,442
Exercise of common stock options	730
Employee stock purchase plan	4,195
Employee stock-based compensation	17,744
Withholding tax deduction on restricted stock units	(5,419)
Tax effect from stock-based compensation	818
Balance at October 31, 2015	$727,510

Accumulated Other Comprehensive Income

The following table presents the components of, and the changes in, accumulated other comprehensive income for the six months ended October 31, 2015 (in thousands):

	Balance at April 30, 2015	Other Comprehensive Loss Before Tax	Amounts Reclassified out of Accumulated Other Comprehensive Income	Related Tax Effects	Balance at October 31, 2015
Accumulated translation gains	$2,420	$(1,330)	$—	$465	$1,555
Accumulated unrealized gains on available-for-sale securities, net	37,649	(21,122)	—	2,570	19,097
Total accumulated other comprehensive income	$40,069	$(22,452)	$—	$3,035	$20,652

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2015 and 2014

(unaudited)

The following table sets forth the amounts reclassified out of Accumulated Other Comprehensive Income into the Condensed Consolidated Statements of Income and the associated presentation location, for the periods indicated (in thousands):

		Three Months Ended		Six Months Ended
Comprehensive Income		October 31,		October 31,
Components	Location	2015	2014	2015	2014
Accumulated unrealized gains on available-for-sale securities, net
	Other income, net	$—	$—	$—	$(1)
	Total amounts reclassified out of Accumulated Other Comprehensive Income	$—	$—	$—	$(1)

Note 12 — Income Taxes

The Company reported the following operating results for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
Income before income taxes	$16,684	$30,616	$32,888	$64,298
Provision for (benefit from) income taxes	$2,738	$2,572	$700	$(9,073)
Effective income tax rate	16.4%	8.4%	2.1%	(14.1)%

The Company’s effective income tax rate reflects the impact of a significant amount of the Company’s earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.

The Company’s quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. For the three months ended October 31, 2015, the discrete adjustments to the Company’s income taxes included favorable impact from the foreign exchange gain associated with the Company’s unrecognized tax benefits, partially offset by the income tax expenses accrued on undistributed earnings for certain non-U.S. investee companies.

During the three months ended October 31, 2015, the Company accrued an additional $290,000 of interest related to the Company’s unrecognized tax benefits. As of October 31, 2015, the Company anticipates that the balance of gross unrecognized tax benefits will decrease by approximately $4.2 million due to the lapses of the applicable statute of limitations in certain jurisdictions over the next 12 months.

Note 13 — Commitments and Contingencies

Commitments

During the three months ended July 31, 2014, the Company entered into a development and supply agreement with Powerchip Technology Corporation (“PTC”) pursuant to which the Company would deposit up to $1.0 million with PTC as prepaid wafer credit. As of October 31, 2015, the Company has not made any deposits under this agreement.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2015 and 2014

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

Claim construction briefing has been submitted, but there is no claim construction hearing currently scheduled. On September 30, 2014, the court granted TSMC’s motion for summary judgment of noninfringement based on extraterritoriality issues. On March 2, 2015, the court granted the Company’s motion for summary judgment of noninfringement of its non-U.S. sales. The court’s summary judgment order addresses most of Ziptronix’s infringement claims asserted in the case and the Company expects to vigorously defend itself against Ziptronix’s remaining allegations of infringement. On August 27, 2015, Ziptronix announced that it was to be acquired by Tessera Technologies, Inc. The Company is currently unable to predict the ultimate outcome of this case and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

Derivative Litigation

On November 15, 2011, the first of three shareholder derivative complaints was filed in the Superior Court of California, County of Santa Clara, against several of the Company’s current and former officers and directors. These three state court actions were consolidated under the caption In re OmniVision Technologies, Inc. Derivative Litigation, Case No. 1-12-CV-216875 (“California State Action”). On March 21, 2012, a fourth similar shareholder derivative complaint captioned Carpenters Pension Fund of West Virginia v. Shaw Hong, et al., Case No. 12-CV-1423, was filed in the United States District Court for the Northern District of California (“California Federal Action”). On May 10, 2012, a fifth similar shareholder derivative complaint captioned Edker Pope v. Shaw Hong, et. al., Case No. 7514, was filed in the Court of Chancery of the State of Delaware (“Delaware Action”). These complaints asserted various state law causes of action, including claims of breach of fiduciary duty and unjust enrichment, based on allegations of stock sales and misleading statements and omissions in 2011 regarding image sensors in Apple Inc.’s iPhone. All of these derivative actions seek unspecified damages on behalf of the Company, which is named solely as nominal defendant against whom no recovery is sought. In October 2015, an amended complaint was filed in the California State Action, and defendants have filed demurrers to that complaint. The Company is currently unable to predict the outcome of these actions and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2015 and 2014

(unaudited)

Raytheon Company v. Sony Corporation, OmniVision Technologies, Inc., and Apple, Inc.

On March 6, 2015, Raytheon Company (“Raytheon”) filed a complaint alleging patent infringement against the Company in the District Court for the Eastern District of Texas. The case is entitled Raytheon Co. v. Sony Corp. et al., Case No. 2:15-CV-00342-JRG-RSP. In its complaint, Raytheon asserts that the Company has made, used, offered to sell, sold and/or imported into the United States image sensors that infringe U.S. Patent No. 5,591,678 (the “‘678 Patent”). The complaint seeks unspecified monetary damages, interest, fees, expenses, costs and other equitable relief against the Company. The Company answered the complaint on May 1, 2015 and denied each of Raytheon’s infringement claims against it. In addition, the Company had moved to transfer the matter to the Northern District of California along with several other defendants. Notably, the ‘678 Patent expired in January 2014. The Company is currently unable to predict the ultimate outcome of this case and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

Merger Litigation

In connection with the Merger Agreement and the transactions contemplated thereby, a number of putative class action lawsuits have been filed in the Superior Court of the State of California, County of Santa Clara. The actions filed Pope v. OmniVision Technologies, Inc., et al., No. 15-CV-280161 (filed May 4, 2015); Francisco v. Xiaoying, et al., No. 15-CV-280270 (filed May 6, 2015); Agee v. OmniVision Technologies, Inc., No. 15-CV-280311 (filed May 7, 2015); Levine v. OmniVision Technologies, Inc., No. 15-CV-280344 (filed May 7, 2015); O’Donnell v. OmniVision Technologies, Inc., No. 15-CV-280411 (filed May 8, 2015); Smith v. Hong, et al., No. 15-CV-280863 (filed May 19, 2015); and Nido v. OmniVision Technologies, Inc., No. 15-CV-281031 (filed May 22, 2015). In general, the various complaints assert that, among other things, the members of the Board of Directors breached their fiduciary duties to OmniVision’s stockholders by engaging in a process that was not designed to, and did not, maximize the stockholders’ value, and that OmniVision and the proposed acquiring entities aided and abetted the Board of Directors’ alleged breaches of fiduciary duties. The complaints generally seek to enjoin the merger, rescission of the merger to the extent it is implemented, or alternatively, rescissionary damages. On June 2, 2015, the actions were consolidated under the caption In re OmniVision Technologies, Inc. Shareholder Litigation, No. 15-CV-280161. On June 8, 2015, a consolidated amended complaint was filed. The amended complaint adds allegations that the Board of Directors breached their fiduciary duties by issuing a false and misleading preliminary proxy statement. The amended complaint also adds allegations that J.P. Morgan aided and abetted the directors’ alleged breaches of fiduciary duty. On July 1, 2015, plaintiffs filed a motion for a preliminary injunction seeking to enjoin the shareholder vote on the merger. The Court held a hearing on this motion on July 16, 2015. At that hearing the Court denied plaintiffs’ motion for an injunction. Plaintiffs filed a second amended complaint on September 25, 2015. The second amended complaint includes the same claims as the consolidated amended complaint although the Company is no longer named as a defendant. Defendants filed demurrers seeking dismissal of the second amended complaint on October 30, 2015. Those demurrers are currently scheduled for hearing on January 22, 2016. The Company is currently unable to predict the outcome of this action and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

Note 14 — Related Party Transactions

The following table presents the amounts paid for services provided by related parties and the balances payable for the periods indicated (in thousands):

		Three Months Ended		Six Months Ended
Related		October 31,		October 31,
Party	Description	2015	2014	2015	2014
VisEra	Purchases of color filter and other manufacturing services	$22,882	$26,513	$42,880	$51,675
	Balances payable at period end, net	$11,232	$17,510	$11,232	$17,510

WLCSP	Purchases of packaging services	$8,360	$7,447	$16,285	$10,996
	Balances payable at period end, net	$3,349	$4,342	$3,349	$4,342

OMNIVISION TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Three and Six Months Ended October 31, 2015 and 2014

(unaudited)

Note 15 — Subsequent Events

Pursuant to the Merger Agreement, as amended, after obtaining the necessary clearance in Taiwan by November 2015, the Company proceeded to consummate two sales agreements that it entered into in August 2015 with TSMC. Consequently, in November 2015, for approximately $124.1 million in cash, the Company sold to TSMC its investments in VisEra Cayman and Taiwan OmniVision Investment Holding Co., Ltd., through which the Company invested in XinTec. The cash proceeds exceeded the combined carrying values of VisEra Cayman and XinTec as of October 31, 2015. However, the proceeds would be adjusted at a later date, after TSMC disposed of the acquired XinTec shares. Separately, the Company paid off the Mortgage Loan and the associated interest rate swap, also in November 2015.

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

OmniVision, the OmniVision logo, OmniPixel, PureCel and TrueFocus are registered trademarks of OmniVision Technologies, Inc., CameraChip, CameraCubeChip, OmniBSI, OmniBSI+, OmniBSI-2, OmniGlass, OmniHDR, OmniPixel2, OmniPixel3, OmniPixel3-HS, OmniPixel3-GS, OmniQSP, PureCel-S, PureCel Plus, PureCel Plus-S, SquareGA and ViV are trademarks of OmniVision Technologies, Inc. Wavefront Coded and Wavefront Coding are registered trademarks of OmniVision CDM Optics, Inc., a wholly-owned subsidiary of OmniVision Technologies, Inc.

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

In November 2013, we launched our PureCel® image-sensor product line. Our PureCel sensors are based on advanced technology platforms and updated pixel array architectures and designs. Compared to our OmniBSI-2 based products, our PureCel products have increased unit area light sensitivity and lower power consumption.

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

In November 2015, we introduced PureCel Plus™ and PureCel Plus-S™. Compared to PureCel, PureCel Plus incorporates a number of pixel performance improvements, including a buried color filter array and deep trench isolation technology. These improvements result in the reduction of pixel crosstalk, which minimizes color crosstalk and color noise, and improves color reproduction under low-light conditions. PureCel Plus-S leverages our stacked-die technology and separates the image sensor processing pipeline from our PureCel Plus-based image sensor array.

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

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

New Products

In November 2014, we introduced the OV23850 and OV21840, a family of PureCel-S image sensors designed for premium smartphones, with resolutions of 23.8 megapixels and 21.4 megapixels, respectively. The OV23850 and OV21840 PureCel-S sensors leverage our stacked-die technology, which separates the imaging array from the image sensor processing pipeline into a stacked-die structure. This enables additional sensor functionalities, such as phase detection autofocus, two-dimensional contrast fast autofocus and high dynamic range, or HDR, video, while maintaining a small footprint. The 1/2.3-inch OV23850 supports an active array of 5632 x 4224 pixels, operating at 24 frames per second, or FPS. The 1/2.4-inch OV21840 supports an active array of 5344 x 4016 pixels, operating at 27 FPS. Both the OV23850 and OV21840 are also capable of recording 720p high definition, or HD, video at 120 FPS, 1080p HD video at 90 FPS, and quad HD video at 30 FPS in HDR mode.

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

In July 2015, we also introduced the OV13853, a 13-megapixel PureCel image sensor. The 1/3.06-inch OV13853 is based on our 1.12-µm pixel architecture, and supports advanced features such as phase detection autofocus, or PDAF. The OV13853 is capable of capturing 13-megapixel images at 30 FPS, 4K2K ultra-high definition video at 30 FPS with full-horizontal field of view and electronic image stabilization, or EIS, and 1080p HD video at 60 FPS with EIS.

In September 2015, we introduced the OV8856 and OV8855. The OV8856 is a 1/4-inch 8-megapixel PureCel image sensor based on our 1.12-µm pixel architecture. It is designed for front- and rear-facing cameras in mainstream smartphones, and is capable of capturing full-resolution 8-megapixel images and video at 30 FPS and 1080p HD video at 60 FPS. It also supports interlaced HDR for high dynamic range video. The OV8855 is a variation of the OV8856 that supports PDAF for faster and more accurate focusing.

In September 2015, we also introduced the OV2281, a 1/7.5-inch PureCel image sensor designed for iris-recognition applications in mobile devices. The OV2281 is based on our 1.12-µm pixel architecture and is optimized for IR sensitivity. It can record 1080p HD video at 60 FPS in both portrait and landscape orientation. It also supports an ultra-low power mode to reduce power consumption.

In October 2015, we introduced the OV9732 and OV9733. The OV9732 is a 1/4-inch 720p HD image sensor based on our OmniPixel3-HS pixel technology. It has a traditional Bayer color filter and can capture 720p HD video at 30 FPS. The OV9733 is a variation of the OV9732 that has an RGB-IR dual band color filter. Both sensors are designed for mainstream surveillance and security cameras.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

In October 2015, we introduced an additional sensor designed for mainstream security and surveillance systems, the 1/3-inch OV2718. The OV2718 is based on our OmniBSI-2 pixel architecture, and is capable of recording 1080p HD video at 30 FPS in HRD mode.

In October 2015, we also introduced the OV788, a video compression chip with integrated synchronous dynamic random access memory. The OV788 is designed for internet-of-things applications. It supports video-encoding and decoding of up to 720p HD at 30 FPS, and still-capture output of full-resolution 8-megapixel JPEG images.

In October 2015, lastly, we introduced the OV10823, a 1/2.6-inch image sensor designed for next-generation security and surveillance systems. The OV10923 is a native 16:9 sensor that utilizes our 1.4- µm OmniBSI-2 pixel architecture. It can support ultra-high resolution 4K video at 30 FPS with EIS, or binned 1080p HD video at 60 FPS.

Current Economic Environment

We operate in a challenging economic environment that has undergone significant changes in technology and in patterns of global trade. We remain a leader in the development and marketing of image sensing devices based on the CMOS fabrication process and have benefited from the growing market demand for and acceptance of this technology.

A significant amount of our revenues is derived from markets outside of the United States, in particular from the Asian markets. These markets are extremely competitive and we continue to see entrance of new competitors. Due to our reliance on sales in these markets, a slowdown in demand in these markets could have an adverse effect on our financial results. For example, in the third quarter of fiscal 2015, demand for our products slowed down in the China market, possibly attributable to the competitive environment faced by our customers and a protracted upgrade cycle for the local wireless infrastructure. This demand slowdown in the region had negatively impacted our revenues. Given our long-term relationships and established ecosystem in China, we believe that demand for our products in the region will resume in the long run. However, through the first half of fiscal 2016, uncertainties in the region persisted, including concerns over possible economic slowdowns. As a result, our near-term visibility for the region is limited. Due to this limited visibility and the intense competition in the market, we expect that volatility in the China market, as well as other Asian markets, will continue, at least in the near future.

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

The overwhelming majority of our sales depend on decisions by the engineering designers for manufacturers of products that incorporate image sensors to specify one of our products rather than one made by a competitor. In most cases, the decision to specify a particular image sensor requires conforming other specifications of the product to the chosen image sensor and makes subsequent changes both difficult and expensive. Accordingly, the ability to produce and deliver reliable products in large quantities and in a timely manner is a key competitive differentiator. Since our inception, we have shipped more than 6.2 billion image sensors, including approximately 247.5 million in the three months ended October 31, 2015. We believe that these quantities demonstrate the capabilities of our production system, including our sources of offshore fabrication.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

We outsource the wafer fabrication and packaging of our image-sensor products to third parties and our investee companies. We outsource the color filter and micro-lens phases of production to VisEra Technologies Company, Ltd., or VisEra. This approach allows us to focus our resources on the design, development, marketing and testing of our products and to significantly reduce our capital requirements.

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

Separately, in order to maintain our gross margins, we and our suppliers must work continuously to lower our manufacturing costs and increase our production yields. In fiscal 2013, we requested our suppliers to invest in additional equipment in connection with the production of our OmniBSI-2 products. Such investment resulted in higher product costs for these products. Because we experienced increased sales of our OmniBSI-2 products since fiscal 2013, and expect these products to continue to constitute a significant percentage of our total sales in fiscal 2016, we anticipate that our gross margins will remain at lower levels than we have experienced historically, before our introduction of OmniBSI-2. Partially offsetting this is our introduction of PureCel and PureCel Plus products, which may generate higher gross margins than our OmniBSI-2 products and whose shipping volumes have continued to increase. If we are unable to spread the added cost of our OmniBSI-2 products over larger unit sales, successfully negotiate lower prices for these products with our suppliers, or increase sales of higher gross margin products such as our PureCel and PureCel Plus products, our gross margin may continue to stay at these lower levels for future periods as well. In addition, if we are unable to timely develop and introduce new products that can take advantage of smaller process geometries or new products that incorporate more advanced technology and include more advanced features that can be sold at higher ASPs, our gross margin may decline. Due to the foregoing factors, as well as the increase in competition and hence price erosions during the first half of fiscal 2016, we remain cautious regarding our expectations on our gross margin trajectory for fiscal 2016.

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

Capital Resources

As of October 31, 2015, we held approximately $409.7 million in cash and cash equivalents and approximately $203.8 million in short-term investments. To mitigate market risk related to short-term investments, we have an investment policy designed to preserve the value of capital and to generate interest income from these investments without material exposure to market fluctuations. Market risk is the potential loss due to the change in value of a financial instrument as a result of changes in interest rates or bond prices, and changes in market liquidity and in the pricing of risk. Our policy is to invest in financial instruments with short maturities, limiting interest rate exposure, and to measure performance against comparable benchmarks. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of “A” or better and money market funds. We do not believe that the value of our cash, cash equivalents and short-term investments will be significantly affected by current instability in the global financial markets.

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	78.1	78.0	77.8	78.2
Gross margin	21.9	22.0	22.2	21.8

Operating expenses:
Research, development and related	10.4	8.7	10.6	8.6
Selling, general and administrative	6.3	5.1	6.4	4.9
Amortization of acquired patent portfolio	0.7	0.6	0.7	0.6
Total operating expenses	17.4	14.4	17.7	14.1

Income from operations	4.5	7.6	4.5	7.7
Equity in earnings of investee	0.2	0.2	0.1	0.3
Interest expense, net	(0.1)	(0.1)	(0.1)	(0.1)
Other income, net	0.3	0.1	0.4	0.2
Income before income taxes	4.9	7.8	4.9	8.1

Provision for (benefit from) income taxes	0.8	0.7	0.1	(1.1)
Net income	4.1%	7.1%	4.8%	9.2%

Three Months Ended October 31, 2015 as Compared to Three Months Ended October 31, 2014

Revenues

We derive substantially all of our revenues from the sale of our image-sensor products that are used in a wide variety of consumer and commercial mass-market applications including mobile phones, entertainment devices, notebooks and webcams, commercial security and surveillance cameras, DSCs, automotive and medical products. Revenues for the three months ended October 31, 2015 decreased by 12.9% to $343.1 million, from $394.0 million for the three months ended October 31, 2014. The decrease in revenues was primarily attributable to a 13.8% decrease in our ASPs, reflecting broad-based price erosions, particularly in our mobile phone market in China. For unit sales, we experienced a favorable mix shift in our resolution categories, from our 2-megapixel and below products to our 8-megapixel and above products. However, our overall unit sales remained comparable on a year-over-year basis. Also, our shipments in fiscal 2016 included significant quantities of our newer and lower priced products. As such, the favorable resolution mix shift did not offset the broad-based price erosions that we experienced. In terms of unit sales by target markets, we experienced increases in unit shipments into our mobile phone, commercial security and surveillance, and automotive markets, offset by reduction in unit shipments into our entertainment and notebook and webcam markets.

Revenues from Sales to OEMs and VARs as Compared to Distributors

We sell our image-sensor products either directly to OEMs and VARs or indirectly through distributors. The percentage of revenues from sales to OEMs and VARs was lower in the three months ended October 31, 2015 than in the prior year period. The corresponding increase in percentage of revenues from sales through our distributors was primarily driven by an increase in the use of distribution channels in our China market. We expect that the percentage of revenues from sales through OEMs and VARs will vary from year to year in response to changes in the composition of our customer list, and that it may continue to represent a majority of our revenues. In the short-term, however, we may continue to have a lower percentage of sales to our OEMs and VARs when compared to similar periods in prior years. The gross margins that we earn on sales to OEMs and VARs or through distributors are not significantly different.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The following table shows the percentages of revenues from sales to OEMs and VARs and distributors for the periods indicated:

	Three Months Ended
	October 31,
	2015	2014
OEMs and VARs	58.0%	70.6%
Distributors	42.0	29.4
Total	100.0%	100.0%

OEMs and VARs.  In the three months ended October 31, 2015, no OEM customers accounted for 10% or more of our revenues. In the three months ended October 31, 2014, two OEM customers accounted for approximately 14.7% and 12.3% of our revenues, respectively; no other OEM or VAR customer accounted for 10% or more of our revenues. The change in the composition of our OEM customers accounting for 10% or more of our revenues during the three months ended October 31, 2015 was primarily attributable to changes in product volumes shipped to our key customers during this period, and a significant increase in sales through our distribution channels, particularly in our China market.

Distributors.  In the three months ended October 31, 2015 and 2014, one distributor customer accounted for approximately 27.8% and 16.1% of our revenues, respectively. For the three months ended October 31, 2015 and 2014, no other distributor customer accounted for 10% or more of our revenues.

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentages of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the three months ended October 31, 2015 and 2014:

	Three Months Ended
	October 31,
	2015	2014
Domestic sales	0.9%	0.7%
Foreign sales	99.1	99.3
Total	100.0%	100.0%

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

Gross Profit

Our gross margin in the three months ended October 31, 2015 decreased to 21.9% from 22.0% for the three months ended October 31, 2014. The year-over-year decrease in gross margin reflected the 13.8% decrease in ASPs, partially offset by a favorable mix shift in unit sales, from our 2-megapixel and below products to our 8-megapixel and above products. The phase-in of our newer products, and a less unfavorable net effect on gross margin from the sale of previously written-down products and write-down of inventories, also provided partial offsets to the gross margin impact from ASPs decline. For the three months ended October 31, 2015, our write-down of inventories decreased to $8.7 million, from $10.7 million in the similar prior year period. This was partially offset by a decrease in the sales of previously written-down products, which totaled $5.4 million during the three months ended October 31, 2015, as compared to $5.8 million in the similar prior year period. We recorded approximately $1.1 million and $1.2 million in stock-based compensation expense to cost of revenues during the three months ended October 31, 2015 and 2014, respectively.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Research, Development and Related Expenses

Research, development and related expenses consist primarily of compensation and personnel-related expenses, non-recurring engineering costs related principally to the costs of the masks we buy when we release new product designs to the manufacturing foundries, costs for purchased materials, designs, tooling, depreciation of computers and workstations, and amortization of acquired intangible intellectual property and computer aided design software. Research, development and related expenses may fluctuate significantly as the number of new designs we release to the foundries can fluctuate from period to period. Research, development and related expenses for the three months ended October 31, 2015 increased to approximately $35.5 million from approximately $34.2 million for the three months ended October 31, 2014. As a percentage of revenues, research, development and related expenses for the three months ended October31, 2015 and 2014 represented 10.4% and 8.7%, respectively.

The increase in research, development and related expenses of approximately $1.3 million, or 3.8%, for the three months ended October 31, 2015 from the similar period in the prior year resulted from: a $2.0 million increase in salary and payroll-related expenses resulting primarily from a headcount increase, partially offset by a $0.8 million decrease in non-recurring engineering expenses related to new product development. We anticipate that research, development and related expenses for our third quarter of fiscal 2016 will be comparable to our second quarter of fiscal 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and personnel-related expenses, commissions paid to distributors and manufacturers’ representatives, and insurance and legal expenses. Commission payments, in particular, can vary from period to period as our overall revenues change. Selling, general and administrative expenses for the three months ended October 31, 2015 increased to approximately $21.7 million from $20.2 million for the three months ended October 31, 2014. As a percentage of revenues, selling, general and administrative expenses represented 6.3% and 5.1% for the three months ended October 31, 2015 and 2014, respectively.

The increase in selling, general and administrative expenses of approximately $1.5 million, or 7.2%, for the three months ended October 31, 2015 from the similar period in the prior year resulted primarily from a $0.8 million increase in commission expenses paid primarily to distributors and sales representatives, and a $0.5 million increase in salary and payroll-related expenses resulting primarily from a headcount increase. We anticipate that our selling, general and administrative expenses for our third quarter of fiscal 2016 will decrease slightly when compared to our second quarter of fiscal 2016.

Amortization of Acquired Patent Portfolio

In March 2011, we purchased certain sensor-related patents and patent applications from Eastman Kodak Company in a cash transaction. As a result, we recorded $65.0 million in additions to intangible assets, which we began amortizing during the three months ended April 30, 2011. Consequently, amortization of acquired patent portfolio totaled approximately $2.3 million for each of the three months ended October 31, 2015 and 2014.

Equity in Earnings of Investee

Equity in earnings of investee for the three months ended October 31, 2015 totaled $0.5 million, as compared to $1.0 million in the prior year. Equity in earnings of investee represented our portion of the net income recorded by China WLCSP Limited, or WLCSP.

Interest Expense, Net

We invest our cash, cash equivalents and short-term investments in interest-bearing accounts consisting primarily of money market funds, commercial paper, certificates of deposit, high-grade corporate securities and government bonds. Additionally, we have obtained funds under certain long-term borrowing facilities comprised of a variable rate mortgage and a construction loan. Interest expense, net, decreased to $183,000 in the three months ended October 31, 2015 from $397,000 in the prior year period. The $214,000 decrease in interest expense, net, resulted from a $125,000 decrease in interest expense and a $89,000 increase in interest income. The decrease in interest expense was attributable to a reduction in interest expense associated with a fixed asset loan agreement that we entered into for the construction of a research center for our wholly-owned subsidiary in Shanghai, OmniVision Technologies (Shanghai) Co. Ltd., or OTC, and a reduction in interest accretion associated with a license agreement that we entered into with the California Institute of Technology in January 2014. The increase in interest income was attributable to an increase in cash, cash equivalents, and short-term investments.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Other Income, Net

Other income, net, for the three months ended October 31, 2015 was $0.8 million, as compared to $219,000 in the prior year. Other income, net, for the three months ended October 31, 2015 included $382,000 of income associated with the leasing out of our office space in Shanghai, China, a $224,000 gain on the interest rate swap agreement related to the mortgage on our complex of four buildings located in Santa Clara, California, or our Santa Clara Property, and a $164,000 gain from foreign exchange. Other income, net, for the three months ended October 31, 2014 included $399,000 of income associated with the leasing out of our office space in Shanghai, China, a $148,000 gain on the interest rate swap agreement related to the mortgage on our Santa Clara Property, and a $328,000 net loss from foreign transactions.

Provision for (Benefit from) Income Taxes

We generated approximately $16.7 million and $30.6 million in income before income taxes for the three months ended October 31, 2015 and 2014, respectively. We recorded provision for income taxes of approximately $2.7 million and $2.6 million for the three months ended October 31, 2015 and 2014, respectively, resulting in effective tax rates of 16.4% and 8.4% for the respective periods. Our effective income tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.

Our quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. For the three months ended October 31, 2015, the discrete adjustments to our income taxes included favorable impact from the foreign exchange gain associated with our unrecognized tax benefits, partially offset by the income tax expenses accrued on undistributed earnings for certain non-U.S. investee companies.

During the three months ended October 31, 2015, we accrued an additional $290,000 of interest related to our unrecognized tax benefits. As of October 31, 2015, we anticipate that the balance of gross unrecognized tax benefits will decrease by approximately $4.2 million due to the lapses of the applicable statute of limitations in certain jurisdictions over the next 12 months.

Six Months Ended October 31, 2015 as Compared to Six Months Ended October 31, 2014

Revenues

Revenues for the six months ended October 31, 2015 decreased by 15.9% to approximately $673.0 million from $800.6 million for the six months ended October 31, 2014. The decrease in revenues was due to a 10.5% decrease in our ASPs, reflecting broad-based price erosions, particularly in our mobile phone market in China. The year-over-year decrease in ASPs was compounded by a 6.3% decrease in unit sales, with the most significant decrease being our 2-megapixel and below products, followed by our 3 to 5-megapixel products. These decreases were partially offset by an increase in unit shipment of our 8-megapixel and above products. The year-over-year decrease in unit sales represented reduction in unit shipments into our entertainment, mobile phone and notebook and webcam markets, partially offset by increases in unit shipments into the automotive and commercial security and surveillance markets.

Revenues from Sales to OEMs and VARs as Compared to Distributors

The following table shows the percentages of revenues from sales to OEMs and VARs and distributors in the six months ended October 31, 2015 and 2014:

	Six Months Ended
	October 31,
	2015	2014
OEMs and VARs	63.7%	75.2%
Distributors	36.3	24.8
Total	100.0%	100.0%

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

OEMs and VARs.  In the six months ended October 31, 2015, no OEM customers accounted for 10% or more of our revenues. In the six months ended October 31, 2014, two OEM customers accounted for approximately 14.4% and 11.8% of our revenues, respectively; no other OEM or VAR customer accounted for 10% or more of our revenues. The change in the composition of our OEM customers accounting for 10% or more of our revenues during the six months ended October 31, 2015 was primarily attributable to changes in product volumes shipped to our key customers during this period, and a significant increase in sales through our distribution channels, particularly in our China market.

Distributors.  In the six months ended October 31, 2015 and 2014, one distributor customer accounted for approximately 22.5% and 14.1% of our revenues, respectively. For the six months ended October 31, 2015 and 2014, no other distributor customer accounted for 10% or more of our revenues.

Revenues from Domestic Sales as Compared to Foreign Sales

The following table shows the percentages of our revenues derived from sales of our image-sensor products to domestic customers as compared to foreign customers for the six months ended October 31, 2015 and 2014:

	Six Months Ended
	October 31,
	2015	2014
Domestic sales	0.9%	0.5%
Foreign sales	99.1	99.5
Total	100.0%	100.0%

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

Gross Profit

Our gross margin in the six months ended October 31, 2015 increased to 22.2% from 21.8% for the six months ended October 31, 2014. The year-over-year increase in gross margin reflected a favorable mix shift in unit sales, from our 2-megapixel and below products to our 8-megapixel and above products, and the phasing in of our newer products. These improvements were partially offset by the 10.5% decrease in ASPs, the result of a broad-based price erosion, and a more unfavorable net effect on gross margin from the sale of previously written-down products and write-down of inventories. For the six months ended October 31, 2015, our sales of previously written-down products decreased to $7.4 million, from $9.9 million in the similar prior year period. This was partially offset by a decrease in the write-down of inventories, which totaled $17.4 million during the six months ended October 31, 2015, as compared to $20.8 million in the similar prior year period. We recorded approximately $2.5 million and $2.2 million in stock-based compensation expense to cost of revenues during the six months ended October 31, 2015 and 2014, respectively.

Research, Development and Related Expenses

Research, development and related expenses for the six months ended October 31, 2015 increased to approximately $71.6 million from approximately $68.9 million for the six months ended October 31, 2014. As a percentage of revenues, research, development and related expenses for the six months ended October31, 2015 and 2014 represented 10.6% and 8.6%, respectively.

The increase in research, development and related expenses of approximately $2.7 million, or 3.9%, for the six months ended October 31, 2015 from the similar period in the prior year resulted from: a $4.2 million increase in salary and payroll-related expenses resulting primarily from a headcount increase, and a $252,000 increase in expenditures for design software tools, partially offset by a $2.2 million decrease in non-recurring engineering expenses related to new product development.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended October 31, 2015 increased to approximately $42.8 million from $39.4 million for the six months ended October 31, 2014. As a percentage of revenues, selling, general and administrative expenses represented 6.4% and 4.9% for the six months ended October 31, 2015 and 2014, respectively.

The increase in selling, general and administrative expenses of approximately $3.4 million, or 8.6%, for the six months ended October 31, 2015 from the similar period in the prior year resulted primarily from: a $1.4 million increase in salary and payroll-related expenses resulting primarily from a headcount increase, a $1.2 million increase in commission expenses paid primarily to distributors, and a $1.1 million increase in legal expenses primarily related to the merger and associated litigation, partially offset by a $0.8 million decrease in audit fees and tax consultation related expenses.

Amortization of Acquired Patent Portfolio

In March 2011, we purchased certain sensor-related patents and patent applications from Eastman Kodak Company in a cash transaction. Amortization of acquired patent portfolio totaled approximately $4.6 million for the six months ended October 31, 2015 and 2014, respectively.

Equity in Earnings of Investee

Equity in earnings of investee for the six months ended October 31, 2015 totaled $0.9 million, as compared to $2.0 million in the prior year. Equity in earnings of investee represented our portion of the net income recorded by WLCSP.

Interest Expense, Net

Interest expense, net, decreased to $416,000 in the six months ended October 31, 2015 from $0.9 million in the prior year period. The $436,000 decrease in interest expense, net, resulted from a $244,000 decrease in interest expense and a $192,000 increase in interest income. The decrease in interest expense was attributable to a reduction in interest expense associated with a fixed asset loan agreement that we entered into for the construction of a research center for OTC, and a reduction in interest accretion associated with a license agreement that we entered into with the California Institute of Technology in January 2014. The increase in interest income was attributable to an increase in cash, cash equivalents, and short-term investments.

Other Income, Net

Other income, net, for the six months ended October 31, 2015 was $1.9 million, as compared to $1.3 million in the prior year. Other income, net, for the six months ended October 31, 2015 included $0.7 million of income associated with the leasing out of our office space in Shanghai, China, a $480,000 gain on the interest rate swap agreement related to the mortgage on our Santa Clara Property, a $332,000 of dividends distributed by XinTec, and a $308,000 gain from foreign exchange. Other income, net, for the six months ended October 31, 2014 included $0.8 million of income associated with the leasing out of our office space in Shanghai, China, and a $454,000 gain on the interest rate swap agreement related to the mortgage on our Santa Clara Property.

Provision for (Benefit from) Income Taxes

We generated approximately $32.9 million and $64.3 million in income before income taxes for the six months ended October 31, 2015 and 2014, respectively. We recorded provision for income taxes of approximately $0.7 million for the six months ended October 31, 2015, and benefit from income taxes of approximately $9.1 million for the six months ended October 31, 2014, resulting in effective tax rates of 2.1% and (14.1)% for the respective periods. Our effective income tax rate reflects the impact of a significant amount of our earnings being taxed in foreign jurisdictions at rates below the U.S. statutory tax rate.

Our quarterly income taxes reflect an estimate of the corresponding fiscal year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. For the six months ended October 31, 2015, the discrete adjustments to our income taxes included the tax benefits that resulted from the reduction of unrecognized tax benefits due to the lapses of applicable statute of limitations in certain foreign jurisdictions, the foreign exchange gain associated with our unrecognized tax benefits, and the net reversal of deferred tax liabilities accrued on undistributed earnings for certain non-U.S. investee companies.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

As of October 31, 2015, we anticipate that the balance of gross unrecognized tax benefits will decrease by approximately $4.2 million due to the lapses of the applicable statute of limitations in certain jurisdictions over the next 12 months.

Liquidity and Capital Resources

Our principal sources of liquidity as of October 31, 2015 consisted of cash, cash equivalents and short-term investments totaling $613.5 million.

Liquidity

Our working capital increased by $62.5 million to $905.4 million as of October 31, 2015, as compared to $842.9 million as of April 30, 2015. Our working capital increased as a result of: a $89.3 million increase in cash, cash equivalents and short-term investments primarily due to cash provided by operating activities; a $8.6 million increase in accounts receivable; a $2.7 million increase in prepaid expenses and other current assets; and a $1.4 million decrease in income taxes payable. These increases in working capital were offset by: a $17.0 million increase in deferred revenues, less cost of revenues due to an increase in inventory in our distribution channels; a $12.9 million decrease in inventories due to an increase in unit sales; a $3.7 million increase in accounts payable; a $3.1 million decrease in prepaid and deferred income taxes; a $2.1 million increase in current portion of long-term debt; and a $0.8 million increase in accrued expenses and other current liabilities.

Cash balances are held by our U.S. headquarters and our subsidiaries throughout the world, with the majority of cash and cash equivalents being held in the U.S., Cayman Islands, and Singapore. As of October 31, 2015, the amount of cash, cash equivalents and short-term investments held by foreign subsidiaries totaled approximately $305.8 million. In the event these funds from foreign subsidiaries are needed to fund operations in the U.S., and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds. However, our intent is to indefinitely reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

In March 2007, we purchased our Santa Clara Property. In connection with the purchase, we obtained from a domestic bank a mortgage loan with a principal amount of $27.9 million, or the Mortgage Loan. As of October 31, 2015, the principal amount outstanding under the Mortgage Loan was $22.8 million.

In August 2009, in order to finance costs associated with the construction of a research center for OTC, we entered into a fixed asset loan agreement with a bank in China, or the Construction Loan. We completed the construction of the research center during the three months ended October 31, 2010. As of October 31, 2015, the principal amount outstanding under the Construction Loan was $8.7 million.

Cash Flows from Operating Activities

For the six months ended October 31, 2015, net cash provided by operating activities totaled approximately $95.4 million as compared to approximately $73.7 million for the corresponding period in the prior year. The principal components of the current year amount were: net income of approximately $32.2 million for the six months ended October 31, 2015; adjustments for non-cash charges of $17.7 million in stock-based compensation, $17.4 million in write-down of inventories, $16.7 million in depreciation and amortization, $1.0 million in loss on equity investments, net, and $480,000 in gain from change in fair value of interest rate swap; a $23.9 million decrease in prepaid expenses and other assets; a $16.6 million increase in deferred revenues, less cost of revenues; and a $3.0 million increase in accounts payable. These increases were offset by: a $16.7 million decrease in accrued expenses and other liabilities; a $8.6 million increase in accounts receivable, net; $5.0 million increase in inventories; a $1.8 million decrease in income taxes payable; and $0.5 million increase in prepaid and deferred income taxes.

The principal components of the net cash provided by operating activities during the six months ended October 31, 2014 were: net income of approximately $73.4 million for the six months ended October 31, 2014; adjustments for non-cash charges of $20.8 million in write-down of inventories, $17.6 million in depreciation and amortization, $17.1 million in stock-based compensation, $6.3 million in gain on equity investments, net and $454,000 in gain from change in fair value of interest rate swap; a $41.8 million increase in accounts payable; a $16.5 million decrease in prepaid expenses and other assets; and a $0.7 million decrease in accounts receivable, net. These increases were offset by: a $87.6 million increase in inventories; a $11.5 million decrease in income taxes payable; a $5.3 million decrease in deferred revenues, less cost of revenues; a $1.6 million increase in deferred income taxes; and a $1.5 million decrease in accrued expenses and other liabilities. The $41.8 million increase in accounts payable was caused by an increase in inventory purchases. Our increase in inventory purchases also resulted in a $87.6 million increase in inventories. The $11.5 million decrease in income tax payable resulted primarily from a $15.1 million reduction in our unrecognized tax benefits when the applicable statutes of limitations in certain foreign jurisdictions lapsed.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Cash Flows from Investing Activities

For the six months ended October 31, 2015, our net cash used in investing activities totaled approximately $9.7 million, as compared to approximately $67.6 million used in for the corresponding period in the prior year. The amount of net cash used in investing activities during the six months ended October 31, 2015 represented $156.3 million in net proceeds from sales or maturities of short-term investments, offset by $155.5 million in purchases of short-term investments, $5.6 million in purchases of property, plant and equipment, net of sales, and $4.8 million in purchase and deposits for intangible and other assets. For the six months ended October 31, 2014, our net cash used in investing activities represented the use of $186.2 million in purchases of short-term investments, and $8.0 million in purchases of property, plant and equipment, net of sales, partially offset by $126.6 million in net proceeds from sales or maturities of short-term investments.

Cash Flows from Financing Activities

For the six months ended October 31, 2015, net cash provided by financing activities totaled approximately $5.5 million, as compared to approximately $10.0 million for the corresponding period in the prior year. The amount of net cash provided by financing activities during the six months ended October 31, 2015 represented $4.9 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan and $0.8 million in excess tax benefits from stock-based compensation, partially offset by $277,000 used to repay long-term borrowings. For the six months ended October 31, 2014, our net cash provided by financing activities represented $8.1 million in proceeds from the exercise of stock options and employee purchases through our employee stock purchase plan and $2.2 million in excess tax benefits from stock-based compensation, partially offset by $277,000 used to repay long-term borrowings.

Capital Commitments and Resources

We currently expect our available cash, cash equivalents and short-term investments, together with cash that we anticipate generating from operating activities, will be sufficient to satisfy our capital requirements over approximately the next twelve months and the foreseeable future. Other than normal working capital requirements, we expect our capital requirements totaling approximately $38.0 million over approximately the next twelve months will consist primarily of funding capital investments in our wholly-owned subsidiaries.

Our ability to generate cash from operations is subject to substantial risks described below under the caption Part II Item 1A, “Risk Factors.” We encourage you to review these risks carefully.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of October 31, 2015 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
Contractual Obligations and Commercial Commitments :
Operating leases	$10,483	$4,537	$3,640	$1,668	$638
Debt obligations(1)	31,484	9,216	22,268	—	—
Purchase obligations(2)	124,620	124,620	—	—	—
Total contractual obligations	166,587	138,373	25,908	1,668	638
Other Commercial Commitments:
Prepaid wafer credit(3)	1,000	1,000	—	—	—
Total commercial commitments	1,000	1,000	—	—	—
Total contractual obligations and commercial commitments	$167,587	$139,373	$25,908	$1,668	$638

(1)         In March 2007, we entered into the Mortgage Loan with a domestic bank in the amount of $27.9 million. In August 2009, we entered into the Construction Loan with a bank in China to finance costs associated with the construction of a research center for OTC. As of October 31, 2015, our balances outstanding under the Mortgage Loan and Construction Loan were approximately $22.8 million and $8.7 million, respectively. See Note 7 - “Borrowing Arrangements and Related Derivative Instruments” to our condensed consolidated financial statements. The amounts as disclosed in the table above do not include any associated interest payments as the loans have variable interest rates and interests will vary accordingly. As discussed in Note 15 — “Subsequent Events” to our condensed consolidated financial statements, we paid off the Mortgage Loan in November 2015.

(2)         Purchase obligations represent outstanding purchase orders that we have placed with our suppliers at period-ends. The lead time for delivery is long, typically 12 to 14 weeks, and suppliers must prepare unique materials for us at the beginning of the fabrication process. Accordingly, we are precluded from cancelling our orders once placed and the production process has begun.

(3)         During the three months ended July 31, 2014, we entered into a development and supply agreement with PTC pursuant to which we would deposit up to $1.0 million with PTC as prepaid wafer credit. As of October 31, 2015 we have not made any deposits under this agreement. See Note 13 - “Commitments and Contingencies” to our condensed consolidated financial statements.

As of October 31, 2015, the long-term income taxes payable, including estimated interest and penalties, was $54.7 million. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audits, if any, or their outcomes. Also, in connection with the proposed acquisition by Hua Capital Management, CITIC Capital and GoldStone Investment, we may be obligated to pay additional transaction related expenses, depending on the outcome of the proposed transaction. We are unable to make any estimates of such additional expenses as the outcome remains uncertain. Accordingly, we have excluded this obligation from the schedule summarizing our significant obligations to make future payments under contractual obligations as of October 31, 2015 presented above.

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

In September 2015, the FASB revised the authoritative guidance for business combination by eliminating the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Under the revised guidance, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The guidance is effective for us beginning in the first quarter of fiscal 2017. We are currently evaluating the impact this guidance may have on our financial position, results of operations and cash flows.

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

As of October 31, 2015, the functional currency of all of our wholly-owned subsidiaries is the U.S. dollar. Transaction gains and losses resulting from transactions denominated in currencies other than the respective functional currencies are included in “Other income, net” for the periods presented. The amounts of transaction gains and losses for the three and six months ended October 31, 2015 were not material.

Given that the operating expenses which we incur in currencies other than U.S. dollars have not been a significant percentage of our revenues, we do not believe that our foreign currency exchange rate fluctuation risk is significant. Consequently, we do not believe that a 10% change in foreign currency exchange rates would have a significant effect on our future net income or cash flows.

In August 2009, in order to finance costs associated with the construction of a research center in OTC, we entered into the Construction Loan with a bank in China. The Construction Loan is denominated in CNY. As of October 31, 2015, the principal amount outstanding under the Construction Loan was approximately $8.7 million. As of October 31, 2015, a hypothetical 10% weakening of the U.S. dollar against CNY would result in approximately $0.9 million of additional remeasurement losses. As of October 31, 2015, a hypothetical 10% strengthening of the U.S. dollar against CNY would result in approximately $0.9 million of additional remeasurement gains.

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

During fiscal 2007, we financed the purchase of the Santa Clara Property with a $27.9 million mortgage loan. The mortgage loan is a variable rate loan which bears interest at LIBOR plus 90 basis points and changes in the interest rate affect our interest payments. However, concurrent with the mortgage loan, we also entered into an interest rate swap with a notional amount that approximates the principal outstanding under the mortgage loan. We are the fixed rate payer under the swap with a fixed rate of 5.3%. Consequently, although we are required to mark the value of the swap to market at each balance sheet date and record the associated non-cash cost or benefit as part of “Other income, net,” a hypothetical 10% change in LIBOR would not have a material effect on our interest expense for the three and six months ended October 31, 2015.

As to the Construction Loan, the interest rate is based on an indicative rate as published by the Chinese government, and will be adjusted only at the anniversary of each drawdown. Interest rate under the Construction Loan was 5.6% at October 31, 2015. We do not hedge against the risk of interest rate changes for the Construction Loan. However, since the current interest rate is published by the Chinese government and will not be adjusted until the next anniversary of the earliest drawdown, which will be November 2015, any hypothetical 10% shifts in yield will not cause a significant adverse impact to our results of operations, cash flows or to our financial position for the three months ended October 31, 2015.

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

(b)  Changes in Internal Controls.

There have been no changes in our internal control over financial reporting during the three-month period ended October 31, 2015, as covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Claim construction briefing has been submitted, but there is no claim construction hearing currently scheduled. On September 30, 2014, the court granted TSMC’s motion for summary judgment of noninfringement based on extraterritoriality issues. On March 2, 2015, the court granted our motion for summary judgment of noninfringement of our non-U.S. sales. The court’s summary judgment order addresses most of Ziptronix’s infringement claims asserted in the case and we expect to vigorously defend ourselves against Ziptronix’s remaining allegations of infringement. On August 27, 2015, Ziptronix announced that it was to be acquired by Tessera Technologies, Inc. We are currently unable to predict the ultimate outcome of this case and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

Derivative Litigation

On November 15, 2011, the first of three shareholder derivative complaints was filed in the Superior Court of California, County of Santa Clara, against several of our current and former officers and directors. These three state court actions were consolidated under the caption In re OmniVision Technologies, Inc. Derivative Litigation, Case No. 1-12-CV-216875, or the California State Action. On March 21, 2012, a fourth similar shareholder derivative complaint captioned Carpenters Pension Fund of West Virginia v. Shaw Hong, et al., Case No. 12-CV-1423, was filed in the United States District Court for the Northern District of California, or the California Federal Action. On May 10, 2012, a fifth similar shareholder derivative complaint captioned Edker Pope v. Shaw Hong, et. al., Case No. 7514, was filed in the Court of Chancery of the State of Delaware, or the Delaware Action. These complaints asserted various state law causes of action, including claims of breach of fiduciary duty and unjust enrichment, based on allegations of stock sales and misleading statements and omissions in 2011 regarding image sensors in Apple Inc.’s iPhone. All of these derivative actions seek unspecified damages on behalf of us. We are named solely as a nominal defendant against whom no recovery is sought. In October 2015, an amended complaint was filed in the California State Action, and defendants have filed demurrers to that complaint. We are currently unable to predict the outcome of these actions and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

Raytheon Company v. Sony Corporation, OmniVision Technologies, Inc., and Apple, Inc.

On March 6, 2015, Raytheon Company (“Raytheon”) filed a complaint alleging patent infringement against us in the District Court for the Eastern District of Texas. The case is entitled Raytheon Co. v. Sony Corp. et al., Case No. 2:15-CV-00342-JRG-RSP. In its complaint, Raytheon asserts that we have made, used, offered to sell, sold and/or imported into the United States image sensors that infringe U.S. Patent No. 5,591,678 (the “‘678 Patent”). The complaint seeks unspecified monetary damages, interest, fees, expenses, costs and other equitable relief against us. We answered the complaint on May 1, 2015 and denied each of Raytheon’s infringement claims against us. In addition, we had moved to transfer the matter to the Northern District of California along with several other defendants. Notably, the ‘678 Patent expired in January 2014. We are currently unable to predict the ultimate outcome of this case and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

Merger Litigation

In connection with the Merger Agreement and the transactions contemplated thereby, a number of putative class action lawsuits have been filed in the Superior Court of the State of California, County of Santa Clara. The actions filed Pope v. OmniVision Technologies, Inc., et al., No. 15-CV-280161 (filed May 4, 2015); Francisco v. Xiaoying, et al., No. 15-CV-280270 (filed May 6, 2015); Agee v. OmniVision Technologies, Inc., No. 15-CV-280311 (filed May 7, 2015); Levine v. OmniVision Technologies, Inc., No. 15-CV-280344 (filed May 7, 2015); O’Donnell v. OmniVision Technologies, Inc., No. 15-CV-280411 (filed May 8, 2015); Smith v. Hong, et al., No. 15-CV-280863 (filed May 19, 2015); and Nido v. OmniVision Technologies, Inc., No. 15-CV-281031 (filed May 22, 2015). In general, the various complaints assert that, among other things, the members of the Board of Directors breached their fiduciary duties to OmniVision’s stockholders by engaging in a process that was not designed to, and did not, maximize the stockholders’ value, and that OmniVision and the proposed acquiring entities aided and abetted the Board of Directors’ alleged breaches of fiduciary duties. The complaints generally seek to enjoin the merger, rescission of the merger to the extent it is implemented, or alternatively, rescissionary damages. On June 2, 2015, the actions were consolidated under the caption In re OmniVision Technologies, Inc. Shareholder Litigation, No. 15-CV-280161. On June 8, 2015, a consolidated amended complaint was filed. The amended complaint adds allegations that the Board of Directors breached their fiduciary duties by issuing a false and misleading preliminary proxy statement. The amended complaint also adds allegations that J.P. Morgan aided and abetted the directors’ alleged breaches of fiduciary duty. On July 1, 2015, plaintiffs filed a motion for a preliminary injunction seeking to enjoin the shareholder vote on the merger. The Court held a hearing on this motion on July 16, 2015. At that hearing the Court denied plaintiffs’ motion for an injunction. Plaintiffs filed a second amended complaint on September 25, 2015. The second amended complaint includes the same claims as the consolidated amended complaint although OmniVision is no longer named as a defendant. Defendants filed demurrers seeking dismissal of the second amended complaint on October 30, 2015. Those demurrers are currently scheduled for hearing on January 22, 2016. We are currently unable to predict the outcome of this action and therefore cannot determine the likelihood of loss nor estimate the loss or a range of possible loss.

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

On April 30, 2015, we entered into a Merger Agreement with entities that were formed on behalf of affiliates of the Consortium pursuant to which the Consortium will acquire us. We currently expect this transaction to close in the third or fourth quarter of fiscal 2016. However, the consummation of the merger is subject to customary closing conditions and a number of the conditions are not within our control, and may prevent, delay or otherwise materially adversely affect the completion of the transaction. These conditions include, among other things:

•                         the receipt of applicable approvals from regulatory bodies in the People’s Republic of China; and

•                         the absence of any legal restraints or prohibitions on the consummation of the merger.

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

In fiscal 2015, approximately 53.0% of our revenues came from sales to our top five customers. In addition, in the six months ended October 31, 2015, approximately 53.8% of our revenues came from sales to our top five customers, including one distributor customer that accounted for approximately 22.5% of our revenues. Our business, financial condition, results of operations and cash flows will continue to depend significantly on our ability to retain our current key customers and to attract new customers, as well as on the financial condition and success of our OEMs, VARs and distributors, including their ability to retain their key end-user customers and attract new customers.

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

Sales outside of the United States accounted for a significant portion of our revenues for fiscal 2015 and the six months ended October 31, 2015. In addition, since the third quarter of fiscal 2014, we experienced a decline in sales of products that were used in mobile phones made by end-user customers located in North America, which was partially offset by an increase in the sale of products that were used in mobile phones made by end-user customers located in China. We anticipate that sales outside of the United States, in particular in China and the emerging market in India, will account for a substantial portion of our revenues in future periods. We continue to invest resources in China and India in anticipation of continued revenues from these markets. Dependence on sales to foreign customers, in particular in China and India, involves certain risks, including:

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

•                         development of products that maintain technological advantages over the products of our competitors, including advantages with respect to the functionality and imaging pixel capability of our image-sensor products and our proprietary testing processes; and

•                         market acceptance of the new products, including our PureCel, PureCel-S and PureCel Plus sensors.

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

We rely on third party service providers for color filter application, packaging and other back-end services, which reduces our control over delivery schedules, product quality and cost, and could adversely affect our ability to deliver products to customers.

We rely on VisEra for the color filter application of our completed wafers. In addition, we rely on Lingsen and Tong Hsing for substantially all of our ceramic chip packages. We rely on XinTec and WLCSP for chip scale package, or CSP, packaging, which are generally used in our products designed for the smallest form factor applications. We rely on several specialized service providers, one of which is Tong Hsing, to perform the necessary wafer probe tests and prepare good die for use in chip-on-board, or COB, packaging, a delivery format referred to as reconstructed wafer. If the current global economic conditions do not continue to improve or remain stable, these service providers’ ability to continue to fulfill our packaging, color filter processing and related requirements could be adversely affected. If for any reason one or more of these service providers were to become unable or unwilling to continue to provide services of acceptable quality, at acceptable costs or in a timely manner, our ability to deliver our products to our customers could be severely impaired. We would have to identify and qualify substitute service providers, which could be time consuming and difficult and could result in unforeseen operational problems. Substitute service providers might not be available or, if available, might be unwilling or unable to offer services on acceptable terms.

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

We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our intangible assets or long-term investments have been impaired. Any such charge would adversely impact our results of operations. As of October 31, 2015, our goodwill totaled approximately $10.2 million, our intangible assets totaled approximately $45.6 million and our long-term investments totaled approximately $155.8 million.

If we need additional capital in the future, it may not be available to us on favorable terms, or at all.

Our cash, cash equivalents and short-term investments, in total, has increased over the six months ended October 31, 2015, primarily from cash provided by operating activities. Although we currently expect our available cash, cash equivalents and short-term investments, together with cash we anticipate generating from operating activities, will be sufficient to satisfy our capital requirements over approximately the next twelve months and foreseeable future, if we are unable to sell our inventories or collect on our accounts receivable as anticipated, we may be required to raise additional capital through equity or debt financing. Such additional financing may not be available on acceptable terms, or at all, and could have a material adverse effect on our business, financial condition, operating results and cash flows. If we raise additional funds through issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

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

As of October 31, 2015, we held cash and cash equivalents totaling $409.7 million, and short-term investments totaling $203.8 million. These assets are managed on our behalf by unrelated third parties in accordance with a cash management policy that has been approved by our board of directors and restricts our investments to a maximum maturity of 18 months and to investment-grade instruments. As of October 31, 2015, we did not hold any illiquid investments and we have not realized any losses. In the past, uncertainties in global capital markets associated with a repricing of risk had caused disruptions in the orderly function of markets which are ordinarily characterized by virtually unlimited liquidity. If we were to make a future investment in certain illiquid securities that are dependent on the orderly functioning of the capital markets, and if we were required to liquidate these types of securities at short notice, such liquidation could result in losses of principal, which would have a negative impact on our results of operations and cash flows.

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

We may not achieve continued benefits from VisEra.

In October 2003, together with TSMC, we formed VisEra, which at the time was a joint venture in Taiwan, for the purposes of providing manufacturing services. Since its formation, TSMC and we expanded the scope of VisEra’s activities through the provision of additional funding.

In January 2006, VisEra acquired certain color filter application equipment from TSMC and assumed direct responsibility for providing the color filter application services that had previously been provided to us by TSMC. We expect that VisEra will be able to provide us with a committed supply of high quality manufacturing services at competitive prices. However, there are significant legal, governmental and relationship risks to managing the business scope of VisEra, and we cannot ensure that we will continue to receive the expected benefits from VisEra. For example, VisEra may not be able to provide manufacturing services that have competitive technology or prices, which could adversely affect our product offerings and our ability to meet customer requirements for our products.

In August 2015, we entered into an agreement with TSMC whereby TSMC agreed to acquire all of the shares we own in VisEra. By November 2015, we obtained the necessary clearance in Taiwan related to our pending acquisition, and pursuant to the agreement, we sold our ownership in VisEra to TSMC. We may not be able to unwind this sale, even if the merger is not complete.

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

In August 2015, we entered into an agreement with TSMC whereby TSMC agreed to acquire all of the shares we own in VisEra. By November 2015, we obtained the necessary clearance in Taiwan related to our pending acquisition, and pursuant to the agreement, we sold our ownership in VisEra to TSMC. We may not be able to unwind this sale, even if the merger is not complete.

Changes in our relationships with companies in which we hold less than a majority interest could change the way we account for such interests in the future.

As part of our strategy, we hold equity interests in other companies from which we purchase certain manufacturing services. For the investments that we account for under the equity method, we record as part of income or expense our share of the increase or decrease in the equity of the companies in which we have invested. It is possible that, in the future, our relationships and/or our interests in our investees could change. Such changes have resulted in the past, and could result in the future, in deconsolidation or consolidation of such entities, as the case may be, which could result in changes in our reported results.

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

Furthermore, tax laws themselves are subject to change. For example, the U.S. Congress may introduce tax reform proposals that will affect the taxation of foreign earnings. Additionally, the Organization for Economic Co-operation and Development, or OECD, recently released final reports on activities that may result in base erosion and profit shifting, and provided recommendations for countermeasures. The recommended countermeasures in the OECD reports, if adopted and enacted into law in countries in which we do business, the resulting changes in the tax laws in such countries could increase tax uncertainty, and may adversely affect our provision for income taxes.

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

During fiscal 2015 and the six months ended October 31, 2015, approximately 24.7% and 36.3%, respectively, of our revenues came from sales through distributors. We expect that revenues from sales through distributors will vary from year to year, but will continue to represent a significant proportion of our total revenues. Selling through distributors reduces our ability to accurately forecast sales and increases the complexity of our business, requiring us to, among other matters:

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

The market price of our common stock has fluctuated substantially, and there can be no assurance that such volatility will not continue. Since the beginning of fiscal 2002 through December 3, 2015, the closing sales price of our common stock has ranged from a high of $36.42 per share to a low of $1.18 per share. The closing sales price of our common stock on December 3, 2015 was $29.36 per share. The securities markets have experienced significant price and volume fluctuations in the past, and the market prices of the securities of semiconductor companies have been especially volatile. This market volatility, as well as the outcome of the pending acquisition by the Consortium, and general economic, market or political conditions, including the current global economic situation, could reduce the market price of our common stock in spite of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

ITEM 6.  EXHIBITS

Exhibit Number	Description
2.3 (1)	Share Purchase Agreement by and between the Registrant and TSMC Partners, Ltd., dated August 19, 2015
2.4 (1)	Share Purchase Agreement by and between the Registrant and Taiwan Semiconductor Manufacturing Co. Ltd., dated August 19, 2015
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)                Incorporated by reference to an exhibit filed with Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2015

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNIVISION TECHNOLOGIES, INC.
(Registrant)

Dated: December 7, 2015

	By:	/s/ SHAW HONG
Shaw Hong
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: December 7, 2015

	By:	/s/ ANSON CHAN
Anson Chan
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
2.3 (1)	Share Purchase Agreement by and between the Registrant and TSMC Partners, Ltd., dated August 19, 2015
2.4 (1)	Share Purchase Agreement by and between the Registrant and Taiwan Semiconductor Manufacturing Co. Ltd., dated August 19, 2015
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)                Incorporated by reference to an exhibit filed with Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2015